Form 10-Q
period 2012-09-30
AUSCRETE Corp
filed 2012-11-15
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  000-54142

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

504 East First St. P.O. Box 847 Rufus, OR 97050

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (541) 739-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x yes o no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o yes x no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ yes ☐ no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ yes ☐ no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 30th September 2012 is 1,742,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

SEPTEMBER 30, 2012

AUSCRETE CORPORATION
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2012

ASSETS

	At	9/30/2012		12/31/2011

CASH		$2,049		9,069

PROPERTY AND EQUIPMENT, at cost
Building	83,000		83,000
Vehicles	38,000		38,000
Manufacturing equipment	14,000		14,000
	135,000		135,000
Less accumulated depreciation	(4,067)		(4,067)
Total Property and Equipment		$130,933		130,933

TOTAL ASSETS		$132,982		140,002

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common stock
Authorized - 500,000,000 shares, no par value
Issued and outstanding 1,742,500	$348,469		348,469
Retained Earnings (Deficit)	(215,487)		(208,467)

TOTAL STOCKHOLDERS’ EQUITY		$132,982		140,002

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF INCOME
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

			From Jan. 1, 2010 Inception
	September 30, 2012	September 30, 2011	Cumulative Total

REVENUES	$-	-	-

OPERATING EXPENSES
Professional Expenses (Audit & Legal)	$7,020	0	7,020
Depreciation and other expense	$0	4,067	208,467

LOSS FROM OPERATIONS	$(7,020)	(4,067)	(215,487)

INCOME TAX EXPENSE	$-	-	-

NET LOSS	$(7,020)	(4,067)	(215,487)

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
	Common Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	(Deficit)	Equity
Balance at January 1, 2010 (Inception)	-	$-	$-	$-

Issuance of founder shares at no par value per share	925,000	$185,000	$-	$185,000

Common stock issued for cash at no par value per share	45,500	$9,069	$-	$9,069

Common stock issued for services at no par value per share	97,000	19,400	-	19,400

Net loss	-	-	(204,400)	(204,400)

Balance at December 31, 2010	1,067,000	$213,469	$(204,400)	$9,069

Issuance of common stock for Assets Purchase	675,000	135,000	-	135,000

Net loss	-	-	(4,067)	(4,067)

Balance at December 31, 2011	1,742,500	$348,469	$(208,467)	$140,002

Net loss	-	-	(7,020)	(7,020)

Balance at September 30, 2012	1,742,500	$348,469	$(215,487)	$132,982

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES			From Inception Jan. 1, 2010
	September 30, 2012	September 30, 2011	Cumulative Total
Net Loss	$(204,400)	(4,067)	(208,467)
Non-cash organization costs	$204,400		204,400
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	$-	4,067	4,067

Net cash provided by operating activities	-	-	-

Net cash provided by financing activities	9,069	-	9,069

NET INCREASE IN CASH	9,069	-	9,069

CASH, beginning of period	-	9,069	-

CASH, end of period	9,069	9,069	9,069

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Organizational services exchanged for 1,022,000 common shares at $0.20/share during 2010	$204,400

On December 1, 2011, stockholder, John Sprovieri, contributed property and equipment to the
Company at a fair value of $135,000 in exchange for 675,000 shares of common stock issued.		$135,000

See accompanying notes to the financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Organization – Auscrete Corporation was incorporated in Wyoming on December 31, 2009. The Company was organized for the purpose of establishing a system for making insulating cellular light-weight concrete wall and roof panels. The company can produce affordable housing that is highly energy efficient with excellent sound suppression qualities. As of September 30, 2012, operations have not commenced.

Section 107(b) of the JOBS Act – Under the JOBS Act, emerging growth companies can elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, as a result, our financial statements may not he comparable to companies that comply with the public company effective dates.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property and equipment – Property and equipment are stated at cost. Depreciation is calculated on straight-line and accelerated methods over the estimated useful lives of such assets, which range from five to fifteen years. Major renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred. Depreciation expense for the year ended December 31, 2011 was $4,067.

Income taxes – The Company accounts for income taxes in accordance with generally accepted accounting principles, which requires the use of the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for Federal and state income tax reporting purposes.

For the period ended September 30, 2012, no income has been generated. Therefore, no provision for income taxes has been made.

NOTE 2 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through September 30, 2012, the date of which the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning.

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those anticipated in the forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for housing, the availability of prospective buyers; adverse changes in Registrant's real estate and construction market; including, among other things, competition with other manufacturers, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

Results of Operations

As at September 30, 2012, the Company had not commenced operations. Therefore there were no operational changes from the last financials of June 30, 2012. In early October, the company received an order to supply walls for an R/V park facilities block valued at $20,100 and the delivery was completed before the end of October. This is the opening of operations but the company is limited to small orders such as this until we are able to finance the venture, when listed, with the proposed IPO.

Currently the company has the ability to obtain immediate contracts for 5 structures (houses) but will be unable to commence until the minimum financing is in place. Additionally, we have been offered 2 letters of intent from 2 developers for the supply of minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in February 2013 so construction can begin in early spring.

Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $90-95 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is virtually "fastened" together on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and became effective with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founder in Rufus, OR. An IPO is planned to provide financing. The company has engaged the services of Pennaluna and Company, a registered broker-dealer and market maker, to apply with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker. The company will execute its Initial Public Offering as a "penny stock" at $0.30 per share to raise $3 million. These funds will enable the company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the company.

Use of Funds

The company has secured a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. 2 buildings will be constructed initially, 1 at 20,000 and 1 at 12,000 sq. ft. The cost of supply and erection of these buildings will be $ 295,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $ 355,000 and Shop Equipment will be $80,000. The balance of around $2 million will be used for working capital and expenses including wages and salaries, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 5 years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $800,000 but also has available letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 30 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

The company is projecting first year sales of $ 4.5 million escalating from there once the new campus is up and running. At that rate, there is already some 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 1,500 sq. ft. range that will sell to the contractor or developer for around $110-200,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

Operations Management

Operations will resume at the existing leased pilot plant immediately upon minimum level funding availability. When the new Fabrication Building and Production Building have been completed at the industrial site, production will be moved there. The Auscrete Team will comprise of a minimal tiered management structure that enables control and knowledge to be firmly at the hands of senior management ensuring rapid and simplified direct reporting.

Upon commencement of Auscrete's activity, under control of the President will be marketing, manufacturing operations, design architecture and engineering, administration and safety compliance. Additionally, there is a construction manager that will oversee Auscrete's own construction activities as well as liaise with contractors and developers.

Operations

Design and Engineering will prepare new design concepts and adapt customer's designs, either residential or commercial, to the Auscrete style of construction as well as preparing all drawings for manufacturing on the production floor. Manufacturing will involve the use of initially 16 hydraulically operated casting tables with each table able to produce 5 panels per 2 weeks. This allows for the concrete to cure adequately enabling removal from the table. It is then taken to the finishing area where it is prepared for delivery and shipping.

The construction manager will be responsible for liaising with contractors, developers and other customers to ensure the satisfactory completion of their contract. As well, the company will have its own construction division that will not conflict with other contractors but will enable the company the ability to carry out construction operations where no alternative exists. The construction manager will oversee these operations.

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in cellular lightweight concrete manufacturing that has been assigned to the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Cellular Concrete ("ACC"). ACC is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and John has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology almost nine years ago, John has refined and modified the basic ACC formula utilizing various bubble producing machines to produce the product currently usable in Auscrete"s building construction.

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Mr. Sprovieri produced a multi user rest room facility for the city park in Wasco, Oregon three years ago. The construction of the restroom facility provided valuable feedback which helped Mr. Sprovieri refine the manufacturing and construction process. Since then there have been other development structures like the 2,500 sq. ft. home and a control building for the Wind Turbine Power industry.

The current pilot plant facility is a previous service station leased from the city. The outer driveway and back areas serve as the foundation for the two major casting tables, panel storage and concrete batching plant, with its 35-ton capacity cement silo. The office is the service station office and the mechanical workshop serves as the fabrication area for the manufacture of rebar cage frames. The plant is able to produce up to 6 wall panels per week from the large casting beds, based on the capacity of the current equipment.

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting corporations, workers and local economies. Yet still the availability of affordable housing is becoming increasingly scarce. The company is promoting a product that will not only make housing affordable but also offers some luxuries as well, such as optional heat pump air conditioning that would not be available in other houses at such comparable pricing. By constructing with the Auscrete aerated concrete building system, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

Developers and contractors will offer the homes as complete ready constructed site built units on suitable land. They will not be offered under the banner of such categories as 'pre-fabricated' or 'factory built' homes. They are just plain good value masonry homes built of a time proven product, concrete. The company is establishing its expanded operations and manufacturing facility in the Industrial Estate area of Rufus, Oregon. Rufus is a small city about 110 miles east of Portland. Construction of phase 1 of the plant should take 5-6 months. The advantage of Rufus is it is located on 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of the pre-cast panels initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year the company will be able to produce enough panel sets for the construction of over 30 homes.

Auscrete can economically deliver whole house panel sets as far away as Arizona or Alberta, Canada. However, with a planned future facility to be set up in Central California, further efficiencies will be achieved by servicing a fast emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Central California could quite easily address the Arizona market once the market recovery in that area has taken effect. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crew to complete the house.

In Conclusion

Auscrete Corporation is beyond Research and Development. Its cellular concrete construction products are time tested and proven to produce results. The expansion of operations is only dependent upon financing and the company can produce completed and chargeable goods within days of commencement with its fully equipped and at ready pilot plant. This puts the company in an excellent position, particularly given the fact that there are orders for goods to be worked on immediately.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibit listed in the Exhibit Index are furnished as part of this report. Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSCRETE CORPORATION

Date: November 14, 2012

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)

EXHIBIT 32.1

Exhibit 32.1

CERTIFICATION

In connection with the Quarterly Report of Auscrete Corporation, a Wyoming corporation (the “Company”), on Form 10-Q for the period ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Sprovieri, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/A. John Sprovieri
Chief Financial Officer
(Principal Financial and Accounting Officer) November 14, 2012