Form 10-Q/A
period 2012-09-30
AUSCRETE Corp
filed 2012-11-16
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index are furnished as part of this report. Exhibit 31.1 and 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSCRETE CORPORATION

Date: November 14, 2012

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)