Form 10-K
period 2012-12-31
AUSCRETE Corp
filed 2013-04-01
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-166976

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

504 East First St. P.O. Box 847 Rufus, OR 97050

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (541) 739-8298

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.30 par value	Not yet listed

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ yes ☒ no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ yes ☐ no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 31st December, 2012 is 1,743,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

DECEMBER 31, 2012

TABLE OF CONTENTS

<
Page
PART I

Item 1 - Business	2

Item 1A - Risk Factors	3

Item 2 - Properties	3

Item 3 - Legal Proceedings	3

Item 4 - Mine Safety Disclosures	3

PART II

Item 5 - Market for Registrant's Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities	4

Item 6 - Selected Financial Data	3

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 8 - Financial Statements and Supplementary Data	5

Balance Sheet as at December 31, 2012	6

Statement of Income for the period ended December 31, 2012	7

Statement of Stockholders Equity for the period ended December 31, 2012	8

Statement of Cash Flows for the period ended December 31, 2012	9

Notes to Financial Statements	10

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11

Item 9A - Controls and Procedures	11

Item 9B - Other Information	11

PART III

Item 10 - Directors, Executive Officers and Corporate Governance	12

Item 11 - Executive Compensation	14

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

Item 13 - Certain Relationships and Related Transactions, and Director Independence	14

Item 14 - Principal Accounting Fees and Services	14

PART IV

Item 15 - Exhibits - Exhibit 31.1 and 32.1	Attached

Signatures	15

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

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

ITEM 1.  BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $90-95 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is virtually "fastened" together on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

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

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Mr. Sprovieri produced a multi user rest room facility for the city park in Wasco, Oregon three years ago. The construction of the restroom facility provided valuable feedback which helped Mr. Sprovieri refine the manufacturing and construction process. Since then there have been other development structures including a 2,500 sq. ft. prototype home and a control building for the Wind Turbine Power industry.

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

ITEM 1A.     RISK FACTORS

Not required for smaller reporting companies.

ITEM  2. PROPERTIES.

We do not own any real property. Our offices are owned by the City of Rufus. Rufus Oregon 97050.  We consider this property to be adequate for our business as currently conducted.  Our telephone number is (541) 739-8298.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of March 25, 2013, We have not been listed on an exchange and there is no established public trading market for the Company's common stock. We did not repurchase stock or declare or pay dividends on our capital stock in 2012 or 2011.
ITEM 6. SELECTED FINANCIAL DATA.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the 4th. Quarter of 2012, the Company commenced some operations. Operational changes from the last financials of June 30, 2012 show an opening in sales as the company received an order to supply walls for an R/V park facilities block valued at $20,100 and the delivery was partially completed before the end of November. This is the opening of operations but the company is limited to small orders such as this until it is able to finance more substantial ventures, when listed and with the IPO proceeds.

Currently the company has the ability to obtain immediate contracts for 5 structures (houses) but will be unable to commence such contracts until the minimum financing is in place. Additionally, we have been offered 2 letters of intent from 2 developers for the supply of a minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in April 2013 so construction can begin in mid spring.

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and became effective with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founder in Rufus, OR. An IPO is to provide financing. The company has engaged the services of Monarch Bay Associates, a registered broker-dealer and market maker, to apply with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker. The company is executing its Initial Public Offering as a "penny stock" at $0.30 per share to raise $3 million. These funds will enable the company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the company.

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

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company has no exposure at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AUSCRETE CORPORATION
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2012

ASSETS

	At	12/31/2012		12/31/2011

CASH		$49		9,069
Accounts Receivable		20,100			-
					-
PROPERTY and EQUIPMENT
Building	83,000		83,000
Vehicles	38,000		38,000
Manufacturing and workshop equipment	14,437		14,000
	135,437		135,000
Less accumulated depreciation	(10,195)		(4,067)
Total Property and Equipment		$125,242		130,933

TOTAL ASSETS		$145,391		140,002

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common stock
Authorized - 500,000,000 shares, no par value
Issued and outstanding 1,742,500	$348,700		348,469
Retained Earnings (Deficit)	(223,282)		(208,467)

TOTAL STOCKHOLDERS’ EQUITY		$125,418		140,002

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF INCOME
FOR THE PERIOD ENDED DECEMBER 31, 2012

			From Jan. 1, 2010 Inception
	December 31, 2012	December 31, 2011	Cumulative Total

REVENUES	$20,100	-	20,100

OPERATING EXPENSES
Professional Expenses (Audit & Legal)	$7,220	0	7,220
Depreciation, G&A and Materials expense	$31,731	4,067	240,198

LOSS FROM OPERATIONS	$(18,851)	(4,067)	(227,318)

INCOME TAX EXPENSE	$-	-	-

NET LOSS	$(18,851)	(4,067)	(227,318)

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2012
	Common Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	(Deficit)	Equity
Balance at January 1, 2010 (Inception)	-	$-	$-	$-

Issuance of founder shares at no par value per share	925,000	$185,000	$-	$185,000

Common stock issued for cash at no par value per share	45,500	$9,069	$-	$9,069

Common stock issued for services at no par value per share	97,000	19,400	-	19,400

Net loss	-	-	(204,400)	(204,400)

Balance at December 31, 2010	1,067,000	$213,469	$(204,400)	$9,069

Issuance of common stock for Assets Purchase	675,000	135,000	-	135,000

Net loss	-	-	(4,067)	(4,067)

Balance at December 31, 2011	1,742,500	$348,469	$(208,467)	$140,002

Net loss	-	-	(18,851)	(18,851)

Balance at December 31, 2012	1,742,500	$348,469	$(227,318)	$121,151

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED DECEMBER 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES			From Inception Jan. 1, 2010
	December 31, 2012	December 31, 2011	Cumulative Total
Net Loss	$(18,851)	(4,067)	(227,318)
Non-cash organization costs	$-	-	204,400
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	$6,128	4,067	10,195

Changes in operating assets and liabilities:
Accounts payable	$19,973	-	19,973

Net cash provided by operating activities	(7,250)	-	(7,250)

Net cash provided by financing activities - Related party	7,299	-	16,368

NET INCREASE IN CASH	49	-	9,118

CASH, beginning of period	9,069	9,069	-

CASH, end of period	49	9,069	9,118

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Organizational services exchanged for 1,022,000 common shares at $0.20/share during 2010	$204,400

On December 1, 2011, stockholder, John Sprovieri, contributed property and equipment to the
Company at a fair value of $135,000 in exchange for 675,000 shares of common stock issued.	$135,000

See accompanying notes to the financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Organization – Auscrete Corporation was incorporated in Wyoming on December 31, 2009. The Company was organized for the purpose of establishing a system for making insulating cellular light-weight concrete wall and roof panels. The company can produce affordable housing that is highly energy efficient with excellent sound suppression qualities. The company commenced minimal manufacturing during the 4th. Quarter, 2012.

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

Property and equipment – Property and equipment are stated at cost. Depreciation is calculated on straight-line and accelerated methods over the estimated useful lives of such assets, which range from five to fifteen years. Major renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred. Depreciation expense for the year ended December 31, 2012 was $6,128.

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

For the period ended December 31, 2012, no income has been generated. Therefore, no provision for income taxes has been made.

NOTE 2 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through December 31, 2012, the date of which the financial statements were available to be issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures are adequate for the current corporation development stage.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9b  OTHER INFORMATION

There are no other disclosures at this time .

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below. Our bylaws require at least three directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Director Term
A. John Sprovieri	64	Director and President/Secretary	From January 1, 2010 until next annual meeting.
Clifford D. Jett	71	Director	From January 1, 2010 until next annual meeting.
William S. Beers	76	Director	From January 1, 2010 until next annual meeting.

John Sprovieri – CEO/Director, Age 64

John Sprovieri's background is in Mechanical Engineering being in the manufacturing industry for many years. He is an American born in Australia and moved permanently to the US in 1994. He and his wife, Mary have been married nearly 44 years and have no children.

In 1975, he developed an agricultural/industrial tractor line and developed both the manufacturing and marketing segments of his company, Australian Tractor Manufacturers Pty. Ltd. The corporation produced nearly 500 units over the next 14 years until he sold the company to Just Australia China Holdings Ltd. (JACH) with interests in China, Korea and Russia. The company was operating profitably at the time it was sold. JACH were setting up overseas operations and were going to manufacture in China or South Korea. John stayed on with the corporation liaising with overseas licensed manufacturers and markets. He traveled extensively into Europe, USSR, the Middle East and North America.

Following completion of his obligations to JACH in 1993, he researched the US West Coast Market for low cost housing development, and started a transport company following working with 2 transport companies in Washington and Oregon in various positions throughout the West Coast corridor for nearly 3 years. In 1997 John launched an interstate transport company and was responsible for all facets of management including finance, operations, personnel and government compliance. In 2003, John commenced development of the Auscrete technology and acquired financing to further develop the Cellucon based technology and product with a view to creating an affordable housing manufacturing operation.

During the past nine years since 2003, Mr. Sprovieri has been principally involved with launching and managing the Auscrete of Oregon development activities. During this time, John has set up a manufacturing facility, trained personnel, redeveloped technology and started production of Auscrete products in 2007.

Clifford Jett – Director, Age 71

Cliff is currently the Mayor of the City of Rufus and has been since 1998. He is chairman of the Lower John Day Regional Partnership and on the Board of Directors of Mid-Columbia Council of Governments. He is also a member of the Mid Columbia Economic Development District and the Lower John Day Area Commission on Transportation.

Cliff comes from the Columbia Gorge and has an intimate knowledge of the area. He and his wife, Kay live in Rufus on their small agricultural holding. In his earlier career he became heavily involved in Law Enforcement and, since 1967, spent many years in Nevada commencing as a Conservation Fieldman II for the Nevada Dept. of Fish and Game. Until 1991, he worked through the ranks to achieve Region III L.E. Supervisor status as Fish and Game Agent III at the Nevada Dept. of Wildlife. This diverse career gave Cliff much experience in management, public relations, budgeting, law enforcement knowledge, personnel evaluations and preparation of quarterly and annual reports.

In 1996, Cliff became a city councilman for the City of Rufus and was elected Mayor in 1998. In addition to having been a deputy of the Sheriff’s Department in the marine division, he is also a vineyard farmer and a partner in a small museum in the area. Cliff’s 23 years in Law Enforcement gave him the ability to display professionalism and integrity as part of his life’s philosophy. His leadership and problem solving ability make him well qualified to serve on the Board of Directors of this corporation.

William Beers – Director, Age 76

Bill has lived in Sherman County since 1956 and lives with his wife, Linda in the City of Rufus. He is 76 and recently became semi-retired and is currently a councilman for the City of Rufus and has served for a number of years. Bill is directly involved in the presentation of the city to possible development of local businesses and commercial and industrial enterprises by encouraging potential business people to move to the city’s business park.

Bills experience in business management stretches back decades. He has owned and managed a number of business including a truck stop service station and restaurant, all of which he sold when they were operating profitably and are still operating today. Around 10 years ago and at retirement age, Bill and his wife Linda purchased the Hi-Way Market general store and deli in Rufus and shared the business and personnel management responsibilities. Seeking retirement, they leased the business to their employees two years ago.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2012.

Code of Ethics

Since we have only three persons serving as executive officers and directors and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only three directors and officers. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION.

No Officers or Directors received any form of compensation during the year ending December 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2013. We did not have any equity compensation plans as of March 25, 2013.

Name & Address	# Class A Common Stock owned	Percentage
A. John Sprovieri - PO Box 813, Rufus OR 97050	975,000	56
Clifford D. Jett - PO Box 846, Rufus OR 97050	300,000	17.2
William S. Beers - PO Box 825, Rufus OR 97050	300,000	17.2
VAWT Earth, Wind and Power - Unit 2393 Sidney, B.C. V8L 3Y3	97,000	5.5

We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table above have sole voting and investment power with respect to all shares of common stock that they beneficially own.

ITEM 13.  CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no notable outside director and officer related transactions or relationships to report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,100 for fiscal year ended 2012 and $800 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $450 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits listed in the Exhibit Index are furnished as part of this report. Exhibit 31.1 and 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSCRETE CORPORATION

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)

Date: March 28, 2013