Form 10-Q
period 2013-03-31
AUSCRETE Corp
filed 2013-05-15
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  333-176976

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 31st March 2013 is 1,742,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

March 31, 2013

AUSCRETE CORPORATION
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2013

ASSETS

	At	3/31/2013		12/31/2012

CASH		$49		49
Accounts Receivable		20,100		20,100

PROPERTY AND EQUIPMENT, at cost
Building	83,000		83,000
Vehicles	38,000		38,000
Manufacturing equipment	14,437		14,437
	135,437		135,437
Less accumulated depreciation	(10,195)		(10,195)
Total Property and Equipment		$125,242		125,242

TOTAL ASSETS		$145,391		145,391

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common stock
Authorized - 500,000,000 shares, no par value
Issued and outstanding 1,742,500	$348,700		348,700
Retained Earnings (Deficit)	(223,282)		(223,282)

TOTAL STOCKHOLDERS’ EQUITY		$125,418		125,418

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF INCOME
FOR THE 3 MONTHS ENDED MARCH 31, 2013

			From Jan. 1, 2010 Inception
	March 31, 2013	March 31, 2012	Cumulative Total

REVENUES	$-	-	20,100

OPERATING EXPENSES
Professional Expenses (Audit & Legal)	$0	0	7,220
Depreciation and other expense	$0	0	240,198

LOSS FROM OPERATIONS	$0	0	(227,318)

INCOME TAX EXPENSE	$-	-	-

NET LOSS	$0	0	(227,318)

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2013
	Common Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	(Deficit)	Equity
Balance at January 1, 2010 (Inception)	-	$-	$-	$-

Issuance of founder shares at no par value per share	925,000	$185,000	$-	$185,000

Common stock issued for cash at no par value per share	45,500	$9,069	$-	$9,069

Common stock issued for services at no par value per share	97,000	19,400	-	19,400

Net loss	-	-	(204,400)	(204,400)

Balance at December 31, 2010	1,067,000	$213,469	$(204,400)	$9,069

Issuance of common stock for Assets Purchase	675,000	135,000	-	135,000

Net loss	-	-	(4,067)	(4,067)

Balance at December 31, 2011	1,742,500	$348,469	$(208,467)	$140,002

Net loss	-	-	(18,851)	(18,851)

Balance at December 31, 2012	1,742,500	$348,469	$(227,318)	$121,151

Net loss	-	-	0	0

Balance at March 31, 2013	1,742,500	$348,469	$(227,318)	$121,151

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE 3 MONTHS ENDED MARCH 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES			From Inception Jan. 1, 2010
	March 31, 2013	March 31, 2012	Cumulative Total
Net Loss	$0	0	(227,318)
Non-cash organization costs	$0		204,400
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	$-	-	10,195

Changes in operating assets and liabilities:	-	-	-
Accounts Payable	-	-	19,973

Net cash provided by operating activities	-	-	(7,250)

Net cash provided by financing activities - Related Party	-	-	16,368

NET INCREASE IN CASH	-	-	9,069

CASH, beginning of period	49	9,069	-

CASH, end of period	49	9,069	9,118

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Organizational services exchanged for 1,022,000 common shares at $0.20/share during 2010	$204,400

On December 1, 2011, stockholder, John Sprovieri, contributed property and equipment to the
Company at a fair value of $135,000 in exchange for 675,000 shares of common stock issued.		$135,000

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

Organization – Auscrete Corporation was incorporated in Wyoming on December 31, 2009. The Company was organized for the purpose of establishing a system for making insulating cellular light-weight concrete wall and roof panels. The company can produce affordable housing that is highly energy efficient with excellent sound suppression qualities. As of March 31, 2013, some operations have commenced.

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

Property and equipment – Property and equipment are stated at cost. Depreciation is calculated on straight-line and accelerated methods over the estimated useful lives of such assets, which range from five to fifteen years. Major renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred. Depreciation expense for the year ended December 31, 2012 was $10,195.

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

For the period ended December 31, 2012, minimal income has not generated positive cash flow. Therefore, no provision for income taxes has been made.

NOTE 2 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through March 31, 2013, the date of which the financial statements were available to be issued.

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

Results of Operations

As at March 31, 2013, the Company had commenced operations. Therefore there were some minimal operational changes from the last financials of June 30, 2012. In early October, the company received an order to supply walls for an R/V park facilities block valued at $20,100 and the delivery was completed before the end of October. This was the opening of operations but the company is limited to small orders such as this until we are able to finance the venture, when listed, with the proposed IPO.

Currently the company still has the ability to obtain immediate contracts for 5 structures (houses) but will be unable to commence until the minimum financing is in place. Additionally, we have been offered 2 letters of intent from 2 developers for the supply of minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in Mid 2013 so construction can begin in the Summer.

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

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and became effective with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. An IPO is to provide financing. The company has engaged the services of Monarch Bay Securities, a registered broker-dealer and market maker, who has applied with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker. The company will execute its Initial Public Offering as a "penny stock" at $0.30 per share to raise $3 million. These funds will enable the company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the company.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2013.

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

Date: May 14, 2013

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)