Form 10-Q
period 2013-06-30
AUSCRETE Corp
filed 2013-08-20
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Registrant's telephone number, including area code (541) 739-8298

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    As of the 30th June 2013 is 1,742,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

June 30, 2013

NOTE: These financial statements are Interim as the company expects minor changes during a re-audit of 2012 year
AUSCRETE CORPORATION
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2013

ASSETS

	At	6/30/2013		12/31/2012

CASH		$0		2,049
Accounts Receivable		0		0

PROPERTY AND EQUIPMENT, at cost
Building	83,000		83,000
Vehicles	38,000		38,000
Manufacturing equipment	14,000		14,000
	135,000		135,000
Less accumulated depreciation	(10,195)		(10,195)
Total Property and Equipment		$124,805		124,805

TOTAL ASSETS		$124,805		126,854

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common stock
Authorized - 500,000,000 shares, no par value
Issued and outstanding 1,743,500	$348,700		348,700
Retained Earnings (Deficit)	(223,895S	)	(221,846)

TOTAL STOCKHOLDERS' EQUITY		$124,805		126,854

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF INCOME
FOR THE 3 MONTHS ENDED JUNE 30, 2013

			From Jan. 1, 2010 Inception
	June 30, 2013	June 30, 2012	Cumulative Total

REVENUES	$-	-	0

OPERATING EXPENSES
Professional Expenses (Audit & Legal)	$2049	0	9,269
Depreciation and other expense	$0	0	212,577

LOSS FROM OPERATIONS	$0	0	(221,846)

INCOME TAX EXPENSE	$-	-	-

NET LOSS	$0	0	(221,846)

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2013
	Common Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	(Deficit)	Equity
Balance at January 1, 2010 (Inception)	-	$-	$-	$-

Issuance of founder shares at no par value per share	925,000	$185,000	$-	$185,000

Common stock issued for cash at no par value per share	46,500	$9,300	$-	$9,300

Common stock issued for services at no par value per share	97,000	19,400	-	19,400

Net loss	-	-	(204,431)	(204,431)

Balance at December 31, 2010	1,068,500	$213,700	$(204,431)	$9,269

Issuance of common stock for Assets Purchase	675,000	135,000	-	135,000

Net loss	-	-	(4,067)	(4,067)

Balance at December 31, 2011	1,743,500	$348,700	$(208,498)	$140,202

Net loss	-	-	(17,415)	(17,415)

Balance at December 31, 2012	1,743,500	$348,700	$(225,913)	$122,787

Net loss	-	-	2,049	2,049

Balance at June 30, 2013	1,743,500	$348,700	$(227,962)	$120,738

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE 3 MONTHS ENDED JUNE 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES				From Inception Jan. 1, 2010
		June 30, 2013	June 30, 2012	Cumulative Total
Net Loss		$2,049	-	(227,962)
Non-cash organization costs	$			204,400
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense		$-	-	10,195

Changes in operating assets and liabilities:		-	-	-
Accounts Payable		-	-	0

Net cash provided by operating activities		-	-	(7,250)

Net cash provided by financing activities - Related Party		-	-	-

NET INCREASE IN CASH		-	-	9,069

CASH, beginning of period		2,049	9,069	-

CASH, end of period		0	9,269	-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Organizational services exchanged for 1,022,000 common shares at $0.20/share during 2010		$204,400

On December 1, 2011, stockholder, John Sprovieri, contributed property and equipment to the
Company at a fair value of $135,000 in exchange for 675,000 shares of common stock issued.			$135,000

See accompanying notes to the financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

Organization - Auscrete Corporation was incorporated in Wyoming on December 31, 2009. The Company was organized for the purpose of establishing a system for making insulating cellular light-weight concrete wall and roof panels. The company can produce affordable housing that is highly energy efficient with excellent sound suppression qualities. As of June 30, 2013, no manufacturing operations have commenced.

Section 107(b) of the JOBS Act - Under the JOBS Act, emerging growth companies can elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, as a result, our financial statements may not he comparable to companies that comply with the public company effective dates.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property and equipment - Property and equipment are stated at cost. Depreciation is calculated on straight-line and accelerated methods over the estimated useful lives of such assets, which range from five to fifteen years. Major renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred. Depreciation expense for the year ended December 31, 2012 was $10,195.

Income taxes - The Company accounts for income taxes in accordance with generally accepted accounting principles, which requires the use of the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for Federal and state income tax reporting purposes.

For the period ended June 30, 2013, no income has generated positive cash flow. Therefore, no provision for income taxes has been made.

NOTE 2 - SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through June 30, 2013, the date of which the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

As at June 30, 2013, the Company has not yet commenced commercial operations. Therefore there were only some minimal operational changes from the last financials of March 31, 2013. Because the company has not yet been listed on the OTCBB, it is not possible to commence any manufacturing operations and the Directors are aggressively continuing their effort to achieve a listing. Once the company is trading, there will be opportunities to complete negotiations with investment groups to achieve the necessary financing.

Should the company be unable to be listed or unable to raise funds to commence manufacturing, the company might be forced to close down. Such closure could cause the stockholders to lose all or part of their investment.

Currently the company still has the ability to obtain immediate contracts for structures (houses) but will be unable to commence until the minimum financing is in place. Additionally, there are available 2 letters of intent from 2 developers for the supply of minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in late 2013 so construction can begin in the latter part of the year.

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

Financial Projections

The company is projecting first year sales of $ 4.5 million escalating from there once the new campus is up and running. At that rate, there is already some 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 2,000 sq. ft. range that will sell to the contractor or developer for around $110-200,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

Operations Management

Operations will commence at the existing leased pilot plant immediately upon minimum level funding availability. When the new Fabrication Building and Production Building have been completed at the industrial site, production will be moved there. The Auscrete Team will comprise of a minimal tiered management structure that enables control and knowledge to be firmly at the hands of senior management ensuring rapid and simplified direct reporting.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended June 30, 2013.

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

Date: August 14, 2013

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)