Form 10-K/A
period 2012-12-31
AUSCRETE Corp
filed 2013-10-28
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") on Form 10-K/A amends and restates Form 10-K filed on April 1, 2013, by the registrant with the Securities and Exchange Commission.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of August 14, 2013, we have not been listed on an exchange and there is no established public trading market for the Company's common stock. We did not repurchase stock or declare or pay dividends on our capital stock in 2012 or 2011.
ITEM 6. SELECTED FINANCIAL DATA.
Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference, in this Annual Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Results of Operations

Comparison of the fiscal year ended December 31, 2012 to the fiscal year ended December 31, 2011

We had a net loss of $139,992 for the year ended December 31, 2012 compared to a net loss of $4,067 for the year ended December 31, 2011. The change is explained below.

Impairment expense: Impairment expenses increased $130,933 from $0 in the fiscal year 2011 to $130,933 in fiscal year 2012 primarily due to the Company generating no revenue to date which adversely impacts the recoverability of the property and equipment. Therefore, their assets are impaired as of December 31, 2012 resulting in a charge against the statement of operations in 2012.

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 2010 and will now rely upon loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash provided by operating activities was $9,059 and net cash used was $0 in the years ended December 31, 2012 and 2011, respectively.

Net cash used in investing activities was $0 in the years ended December 31, 2012 and 2011, respectively.

Net cash used in financing activities was $0 in the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

The Company will execute its Initial Public Offering as a "penny stock" at $0.30 per share to raise $3 million. These funds will enable the Company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the Company. The Directors have discussed equity financing with many investment groups and have indications of good support once the company is listed. All interim funds necessary to continue the company's very limited financing operations will be provided by the Directors as a loan to the company.

While not assured, significant interest in the Offering has been received and the Directors have committed to financially supporting the company to this end. However, should the Offering not be successful, the corporation will subsequently close down. The Directors will be unable to invest sufficient funds for the commencement and continuation of manufacturing activities.

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

At this point in time, the company has available contracts for the immediate supply of 5 houses and other structures (apartment block etc.) valued at over $800,000 but also has available letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 30 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANTON & CHIA

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Auscrete Corporation (a development stage company)

We have audited the accompanying balance sheet of Auscrete Corporation (the "Company") (a development stage company) as of December 31, 2012, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from January 1, 2010 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2011 were audited by other auditors, whose report dated July 2, 2012, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2010 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, CA
October 8, 2013

AUSCRETE CORPORATION
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	DECEMBER 31,	DECEMBER 31,
	2012	2011
CURRENT ASSETS:

Cash	$10	$9,069
TOTAL CURRENT ASSETS	10	9,069

NON-CURRENT ASSETS:

Property and Equipment, net	-	130,933

TOTAL ASSETS	$10	$140,002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TOTAL CURRENT LIABILITIES	$-	$-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common Stock, no par value, authorized 500,000,000 shares
1,743,500 shares issued and outstanding as of December 31, 2012 and 2011
Additional paid-in capital	348,469	348,469
Accumulated deficit during the development stage	(348,459)	(208,467)

TOTAL STOCKHOLDERS' EQUITY	10	140,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$140,002

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2012		DECEMBER 31, 2011		TO DECEMBER 31, 2012

REVENUE	$-		$-		$-

EXPENSES
Impairment expense	130,933		-		130,933
Accounting and Legal	9,059		-		9,059
Organization Costs	-		-		204,400
Depreciation expense	-		4,067		4,067
TOTAL EXPENSES	139,992		4,067		348,459

NET LOSS	$(139,992	) $	(4,067	) $	(348,459)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.08)		(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	1,743,500		1,743,500

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)

				ACCUMULATED
				DEFICIT
			ADDITIONAL	DURING
	COMMON SHARES		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE		TOTAL

BALANCE, JANUARY 1, 2010 (INCEPTION)	-	$-	$-	$-		$-

Issuance of founder shares	925,000	-	185,000	-		185,000

Common stock issued for cash	46,500	-	9,069	-		9,069

Common stock issued for services	97,000	-	19,400	-		19,400

Net loss	-	-	-	(204,400)		(204,400)

BALANCE, DECEMBER 31, 2010	1,068,000	$-	$213,469	$(204,400	) $	9,069

Issuance of common stock for asset purchase	675,000	-	135,000	-		135,000

Net loss	-	-	-	(4,067)		(4,067)

BALANCE, DECEMBER 31, 2011	1,743,500	$-	$348,469	$(208,467)		140,002

Net loss	-	-	-	(139,992)		(139,992)

BALANCE, DECEMBER 31, 2012	1,743,500	$-	$348,469	$(348,459	) $	10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2012		DECEMBER 31, 2011		TO DECEMBER 31, 2012

OPERATING ACTIVITIES
Net Loss	$(139,992	) $	(4,067	) $	(348,459)
Impairment expense	130,933		-		130,933
Non-cash organization costs	-		-		204,400
Depreciation expense	-		4,067		4,067

Net cash used in operating activities	(9,059)		-		(9,059)

INVESTING ACTIVITIES:

Net cash used for investing activities	-		-

FINANCING ACTIVITIES:
Common stock issuance	-		-		9,069

Net cash provided by financing activities	-		-		9,069

NET DECREASE IN CASH	(9,059)		-		10

CASH AT BEGINNING OF PERIOD	9,069		9,069		-

CASH AT END OF PERIOD	$10		$9,069		$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

DECEMBER 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $90-95 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is virtually "fastened" together on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by the Financial Accounting Standards Board's Accounting Standards Codification Topic 915 related to Development Stage Entities. The Company qualifies as a development stage company as it has not generated significant revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities.

INCOME TAXES

The Company follows the guidance of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes. According to Topic 740, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all expenses incurred prior to the commencement of operations must be deferred and then they may be written off over a 180-month period. Tax deductible losses can be carried forward for 20 years until utilized for federal tax purposes. The Company will provide a valuation allowance in the full amount of the deferred tax assets since there is no assurance of future taxable income.

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2012 and 2011.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There are no cash equivalents as of December 31, 2012 and 2011.

REVENUE RECOGNITION POLICY

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred. Revenues earned for the period includes sales of our Cellular Concrete housing . The Company recognizes these sales once delivery time is confirmed to the customer.

COST OF SALES

Amounts recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of sales consists primarily of the cost of product; labor, selling costs and the cost of G&A expenses.

PROPERTY AND EQUIPMENT

Property and Equipment are stated at historical cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives of the assets are as follows: equipment 7-years, vehicles 7-years, and buildings 30-years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income or expense.

IMPAIRMENT OF LONG-LIVED ASSETS We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in the future impairment of long-lived assets. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, an asset impairment change, which resulted in the reduction of the carrying amount of certain equipment, vehicle and property of $130,933 in 2012 and $0 in 2011. (See Note 4 for further discussion.

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $348,459 as of December 31, 2012.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Developed Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We are evaluating the effect, if any, adoption of ASU No. 2011-11 will have on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and Equipment consisted of the following:

	December 31,	December 31,
	2,012	2,011
Manufacturing Equipment	$14,000	$14,000
Vehicles	38,000	38,000
Building	83,000	83,000
	135,000	135,000
Less accumulated depreciation	(4,067)	(4,067)
Less Impairment	(130,933)	-
TOTAL	-	130,933

NOTE 5 - COMMON STOCK

Common Stock:

The Company issued 675,000 shares for assets purchased during the year ended December 31, 2011.

The Company has authorized 500,000,000 common shares at no par value, of which 1,743,500 shares are issued and outstanding as of December 31, 2012 and 2011.

NOTE 6 - INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forwards in the financial statements.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these tax deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

As of December 31, 2012, the Company had a net operating loss carryforward of approximately $348,459 which will begin to expire in the tax year 2032.

	December 31, 2012
	2012	2011
Gross deferred tax assets	$348,459	$4,067
Valuation allowance	(348,459)	(4,067)
Net deferred tax asset	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2012 and 2011 is as follows:

2012 and 2011
Income tax benefit at federal statutory rate	-34.00%
State income tax benefit, net of effect on federal taxes	-6.9%
Increase in valuation allowance	40.9%
Income tax benefit	-

Based on the Company's current financial and operational situation, management determined that it is more likely than not that the U.S. feferal and state deferred tax assets as of December 31, 2012 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its U.S. federal and state deferred tax assets as of December 31, 2012.

The Company adopted uncertain tax position in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2012 and 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 and he determined that our disclosure controls and procedures are adequate for the current corporation development stage.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

- maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no other disclosures at this time.

PART III
ITEM 1.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 2.  EXECUTIVE COMPENSATION.

No Officers or Directors received any form of compensation during the year ending December 31, 2012.

ITEM 3.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 4.  CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no notable outside director and officer related transactions or relationships to report.

ITEM 5.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

PART IV

ITEM 6.  EXHIBITS.

The exhibits listed here are attached and furnished as part of this report.  -  Exhibit 31.1 and 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSCRETE CORPORATION

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)

Date: October 17, 2013