Form 10-Q
period 2013-09-30
AUSCRETE Corp
filed 2013-11-21
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  1-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

504 East First St. P.O. Box 847 Rufus, OR 97050

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (541) 739-8298

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ yes ☐ no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ yes ☐ no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 30th September 2013 is 1,743,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

September 30, 2013

AUSCRETE CORPORATION
BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
CURRENT ASSETS:

Cash	$10	$10
TOTAL CURRENT ASSETS	10	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TOTAL CURRENT LIABILITIES	$17,305	$-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common Stock, no par value, authorized 500,000,000 shares
1,743,500 shares issued and outstanding as of December 31, 2012 and September 30, 2013
Additional paid-in capital	348,700	348,700
Accumulated deficit during the development stage	(365,995)	(348,690)

TOTAL STOCKHOLDERS' EQUITY	(17,295)	10

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$10

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF INCOME
FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2013

			From Jan. 1, 2010 Inception
	September 30, 2013	September 30, 2012	Cumulative Total

REVENUES	$-	-	-

EXPENSES
Impairment expense	$-	-	130,933
Accounting and Legal	$17,305	-	26,595
Organization costs	$-	-	204,400
Depreciation expense	$-	-	4,067

LOSS FROM OPERATIONS	$(17,305)	0	(365,995)

INCOME TAX EXPENSE	$-	-	-

NET LOSS	$(17,305)	0	(365,995)

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2013
	Common Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	(Deficit)	Equity
Balance at January 1, 2010 (Inception)	-	$-	$-	$-

Issuance of founder shares at no par value per share	925,000	$185,000	$-	$185,000

Common stock issued for cash at no par value per share	46,500	$9,300	$-	$9,300

Common stock issued for services at no par value per share	97,000	19,400	-	19,400

Net loss	-	-	(204,431)	(204,431)

Balance at December 31, 2010	1,068,500	$213,700	$(204,431)	$9,269

Issuance of common stock for Assets Purchase	675,000	135,000	-	135,000

Net loss	-	-	(4,067)	(4,067)

Balance at December 31, 2011	1,743,500	$348,700	$(208,498)	$140,202

Net loss	-	-	(140,192)	(140,192)

Balance at December 31, 2012	1,742,500	$348,700	$(348,690)	$10

Net loss	-	-	(17,305)	(17,305)

Balance at September 30, 2013	1,742,500	$348,700	$(365,995)	$(17,295)

See accompanying notes to the financial statements

TR STYLE="vertical-align: bottom; background-color: white">
AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE 3 MONTHS ENDED SEPTEMBER 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES			From Inception Jan. 1, 2010
	September 30, 2013	September 30, 2012	Cumulative Total
Net Loss	$(17,305)	0	(365,995)
Impairment expense	$-		130,933
Non-cash organization costs	$-		204,400

Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	$-	-	4,067

Changes in operating assets and liabilities:	-	-	-
Accounts Payable	17,305	-	17,305

Net cash provided by operating activities	-	-	-

Net cash provided by financing activities	-	-	9,300

NET INCREASE IN CASH	-	-	9,300

CASH, beginning of period	10	9,269	-

CASH, end of period	10	9,269	10

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Organizational services exchanged for 1,022,000 common shares at $0.20/share during 2010	$204,400

See accompanying notes to the financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

History – Auscrete Corporation was incorporated in Wyoming on December 31, 2009. The Company was organized for the purpose of establishing a system for making insulating cellular light-weight concrete wall and roof panels. The company can produce affordable housing that is highly energy efficient with excellent sound suppression qualities. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace.

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

Development Stage Company– The Company is a development stage company as defined by the Financial Accounting Standards Board's Accounting Standards Codification Topic 915 related to Development Stage Entities. The Company qualifies as a development stage company as it has not generated significant revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Impairment of Long Lived Assets– We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in the future impairment of long-lived assets. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, an asset impairment change, which resulted in the reduction of the carrying amount of certain equipment, vehicle and property of $130,933 in 2012 and $0 in 2011. (See Note 3 for further discussion).

Use of estimates – The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There are no cash equivalents as of September 30, 2013.

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $348,700 as of September 30, 2013.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and Equipment has been subjected to impairment as follows:
	December 31,	December 31,
	2,012	2,011
Manufacturing Equipment	$19,000	$14,000
Vehicles	38,000	38,000
Building	83,000	83,000
		135,000
Less accumulated depreciation	-	(4,067)
Less Impairment	(130,933)	-
TOTAL	-	130,933

NOTE 4 - COMMON STOCK

Common Stock:

The Company issued 675,000 shares for assets purchased during the year ended December 31, 2011.

The Company has authorized 500,000,000 common shares at no par value, of which 1,743,500 shares are issued and outstanding as of September 30, 2013.

NOTE 5 - INCOME TAXES

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

The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2013.

For the period ended September 30, 2013 no income has not generated positive cash flow. Therefore, no provision for income taxes has been made.

NOTE 6 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through September 30, 2013, the date of which the financial statements were available to be issued.

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

Results of Operations

As at September 30, 2013, the Company had not commenced operations. Therefore there were no operational changes from the last financials of December 31, 2012.

Currently the Company still has the ability to obtain immediate contracts for 5 structures (houses) but will be unable to commence until the minimum financing is in place. Additionally, the Company have been offered 2 letters of intent from 2 developers for the supply of minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in early 2014 so construction can begin in the Spring of 2014.

Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $90-95 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, it saves extensively on energy costs and has very low maintenance needs.

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

Use of Funds

The company has secured a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. 2 buildings will be constructed initially, 1 at 20,000 and 1 at 12,000 sq. ft. The cost of supply and erection of these buildings will be $ 395,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost approximately $ 900,000 and Shop Equipment will be $80,000. The balance of around $1.3 million will be used for working capital and expenses including wages and salaries, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 5 years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $800,000 but also has available letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to initially be in excess of 30 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

The company is projecting first year sales of $ 5 million escalating from there once the new campus is up and running. At that rate, there is already some 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 2,000 sq. ft. range that will sell to the contractor or developer for around $110-200,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

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

Operations

Design and Engineering will prepare new design concepts and adapt customer's designs, either residential or commercial, to the Auscrete style of construction as well as preparing all drawings for manufacturing on the production floor. Manufacturing will involve the use of initially 22 hydraulically operated casting tables with each table able to produce 5 panels per 2 weeks. This allows for the concrete to cure adequately enabling removal from the table. It is then taken to the finishing area where it is prepared for delivery and shipping.

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

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Mr. Sprovieri produced a multi user rest room facility for the city park in Wasco, Oregon three years ago. The construction of the restroom facility provided valuable feedback which helped Mr. Sprovieri refine the manufacturing and construction process. Since then there have been other development structures like the 2,500 sq. ft. home and an electronic control building for the Wind Turbine Power industry.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended September 30, 2013.

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

Date: November 17, 2013

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)