Form 10-Q/A
period 2013-03-31
AUSCRETE Corp
filed 2014-01-24
CIK 1492091

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 31st March 2013 is 1,743,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

March 31, 2013

AUSCRETE CORPORATION
BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	MARCH 31,	DECEMBER 31,
	2013	2012
CURRENT ASSETS:

Cash	$10	$10
TOTAL CURRENT ASSETS	10	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TOTAL CURRENT LIABILITIES	$4,057	$-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common Stock, no par value, authorized 500,000,000 shares
1,743,500 shares issued and outstanding as of December 31, 2012 and March 31, 2013
Additional paid-in capital	348,700	348,700
Accumulated deficit during the development stage	(352,747)	(348,690)

TOTAL STOCKHOLDERS' EQUITY	(4,047)	10

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$10

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF INCOME
FOR THE 3 MONTHS ENDED MARCH 31, 2013

			From Jan. 1, 2010 Inception
	March 31, 2013	March 31, 2012	Cumulative Total

REVENUES	$-	-	-

EXPENSES
Impairment expense	$-	-	130,933
Accounting and Legal	$4,057	-	13,347
Organization costs	$-	-	204,400
Depreciation expense	$-	-	4,067

LOSS FROM OPERATIONS	$(4,057)	0	(352,747)

INCOME TAX EXPENSE	$-	-	-

NET LOSS	$(4,057)	0	(352,747)

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2013
	Common Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	(Deficit)	Equity
Balance at January 1, 2010 (Inception)	-	$-	$-	$-

Issuance of founder shares at no par value per share	925,000	$185,000	$-	$185,000

Common stock issued for cash at no par value per share	46,500	$9,300	$-	$9,300

Common stock issued for services at no par value per share	97,000	19,400	-	19,400

Net loss	-	-	(204,431)	(204,431)

Balance at December 31, 2010	1,068,500	$213,700	$(204,431)	$9,269

Issuance of common stock for Assets Purchase	675,000	135,000	-	135,000

Net loss	-	-	(4,067)	(4,067)

Balance at December 31, 2011	1,743,500	$348,700	$(208,498)	$140,202

Net loss	-	-	(140,192)	(140,192)

Balance at December 31, 2012	1,742,500	$348,700	$(348,690)	$10

Net loss	-	-	(4,057)	(4,057)

Balance at March 31, 2013	1,742,500	$348,700	$(352,747)	$(4,047)

See accompanying notes to the financial statements

TR STYLE="vertical-align: bottom; background-color: white">
AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE 3 MONTHS ENDED MARCH 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES			From Inception Jan. 1, 2010
	March 31, 2013	March 31, 2012	Cumulative Total
Net Loss	$(4,057)	0	(352,747)
Impairment expense	$-		130,933
Non-cash organization costs	$-		204,400

Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	$-	-	4,067

Changes in operating assets and liabilities:	-	-	-
Accounts Payable	4,057	-	4,057

Net cash provided by operating activities	-	-	-

Net cash provided by financing activities	-	-	9,300

NET INCREASE IN CASH	-	-	9,300

CASH, beginning of period	10	9,269	-

CASH, end of period	10	9,269	10

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Organizational services exchanged for 1,022,000 common shares at $0.20/share during 2010	$204,400

See accompanying notes to the financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There are no cash equivalents as of March 31, 2013.

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $352,746 as of March 31, 2013.

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

The Company has authorized 500,000,000 common shares at no par value, of which 1,743,500 shares are issued and outstanding as of March 31, 2013.

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

The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2013.

For the period ended March 31, 2013 no income has not generated positive cash flow. Therefore, no provision for income taxes has been made.

NOTE 6 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through March 31, 2013, the date of which the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q/A. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning.

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

Results of Operations

As at March 31, 2013, the Company had not commenced operations. Therefore there were no operational changes from the last financials of December 31, 2012.

Currently the Company still has the ability to obtain immediate contracts for 5 structures (houses) but will be unable to commence until the minimum financing is in place. Additionally, the Company has been offered 2 letters of intent from 2 developers for the supply of minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in early 2014 so construction can begin in the Spring of 2014.

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

Date: December 30, 2013

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)