Form 10-Q/A
period 2013-06-30
AUSCRETE Corp
filed 2014-01-27
CIK 1492091

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 30th June, 2013 is 1,743,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

June 30, 2013

AUSCRETE CORPORATION
BALANCE SHEET
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	JUNE 30,	DECEMBER 31,
	2013	2012
CURRENT ASSETS:

Cash	$10	$10
TOTAL CURRENT ASSETS	10	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

TOTAL CURRENT LIABILITIES	$4,240	$-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common Stock, no par value, authorized 500,000,000 shares
1,743,500 shares issued and outstanding as of December 31, 2012 and June 30, 2013
Additional paid-in capital	348,700	348,700
Accumulated deficit during the development stage	(352,930)	(348,690)

TOTAL STOCKHOLDERS' EQUITY	(4,230)	10

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$10

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF INCOME
FOR THE 3 MONTHS ENDED JUNE , 2013

			From Jan. 1, 2010 Inception
	June 30, 2013	June 30, 2012	Cumulative Total

REVENUES	$-	-	-

EXPENSES
Impairment expense	$-	-	130,933
Accounting and Legal	$4,240	-	13,530
Organization costs	$-	-	204,400
Depreciation expense	$-	-	4,067

LOSS FROM OPERATIONS	$(4,240)	0	(352,930)

INCOME TAX EXPENSE	$-	-	-

NET LOSS	$(4,240)	0	(352,930)

See accompanying notes to the financial statements

AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2013
	Common Stock		Retained Earnings	Total Stockholders'
	Shares	Amount	(Deficit)	Equity
Balance at January 1, 2010 (Inception)	-	$-	$-	$-

Issuance of founder shares at no par value per share	925,000	$185,000	$-	$185,000

Common stock issued for cash at no par value per share	46,500	$9,300	$-	$9,300

Common stock issued for services at no par value per share	97,000	19,400	-	19,400

Net loss	-	-	(204,431)	(204,431)

Balance at December 31, 2010	1,068,500	$213,700	$(204,431)	$9,269

Issuance of common stock for Assets Purchase	675,000	135,000	-	135,000

Net loss	-	-	(4,067)	(4,067)

Balance at December 31, 2011	1,743,500	$348,700	$(208,498)	$140,202

Net loss	-	-	(140,192)	(140,192)

Balance at December 31, 2012	1,742,500	$348,700	$(348,690)	$10

Net loss	-	-	(4,240)	(4,240)

Balance at June 30, 2013	1,742,500	$348,700	$(352,930)	$(4,240)

See accompanying notes to the financial statements

TR STYLE="vertical-align: bottom; background-color: white">
AUSCRETE CORPORATION
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE 3 MONTHS ENDED JUNE 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES			From Inception Jan. 1, 2010
	June 30, 2013	June 30, 2012	Cumulative Total
Net Loss	$(4,240)	0	(352,930)
Impairment expense	$-		130,933
Non-cash organization costs	$-		204,400

Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	$-	-	4,067

Changes in operating assets and liabilities:	-	-	-
Accounts Payable	4,240	-	4,240

Net cash provided by operating activities	-	-	-

Net cash provided by financing activities	-	-	9,300

NET INCREASE IN CASH	-	-	9,300

CASH, beginning of period	10	9,269	-

CASH, end of period	10	9,269	10

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Organizational services exchanged for 1,022,000 common shares at $0.20/share during 2010	$204,400

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There are no cash equivalents as of June 30, 2013.

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $352,930 as of June 30, 2013.

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

The Company has authorized 500,000,000 common shares at no par value, of which 1,743,500 shares are issued and outstanding as of June 30, 2013.

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

The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2013.

For the period ended June 30, 2013 no income has not generated positive cash flow. Therefore, no provision for income taxes has been made.

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

Results of Operations

As at June 30, 2013, the Company had not commenced operations. Therefore there were no operational changes from the last financials of December 31, 2012.

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