Form 10-K
period 2013-12-31
AUSCRETE Corp
filed 2014-04-16
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 31st December, 2013 is 1,743,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

DECEMBER 31, 2013

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

ITEM 1.  BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $90-95 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is virtually "fastened" together on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, it saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

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

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Mr. Sprovieri produced a multi user rest room facility for the city park in Wasco, Oregon four years ago. The construction of the restroom facility provided valuable feedback which helped Mr. Sprovieri refine the manufacturing and construction process. Since then there have been other development structures including a 2,500 sq. ft. prototype home and a control building for the Wind Turbine Power industry.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of March 31, 2014, we have not been listed on an exchange and there is no established public trading market for the Company's common stock. We did not repurchase stock or declare or pay dividends on our capital stock in 2013 or 2012.
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

Results of Operations

Comparison of the fiscal year ended December 31, 2013 to the fiscal year ended December 31, 2012

We had a net loss of $17,411 for the year ended December 31, 2013 compared to a net loss of $140,192 for the year ended December 31, 2012. The change is explained below.

Impairment expense: Impairment expenses increased $130,933 from $0 in the fiscal year 2011 to $130,933 in fiscal year 2012 primarily due to the Company generating no revenue to date which adversely impacts the recoverability of the property and equipment. Therefore, their assets are impaired as of December 31, 2012 resulting in a charge against the statement of operations in 2012. There were no further impairment expenses at December 31, 2013

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 2010 and will now rely upon loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash provided by operating activities was $0 and net cash used was $9,259 in the years ended December 31, 2013 and 2012, respectively.

Net cash used in investing activities was $0 in the years ended December 31, 2013 and 2012, respectively.

Net cash used in financing activities was $0 in the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and became effective with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The company has engaged the services of a registered broker-dealer and market maker, to apply with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker.

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

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 6 years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

These Financial Statements are interim statements awaiting completion of the Audit. It is expected that the Audited version will be available within a week of this submission and will be submitted on Form 10-K/A

AUSCRETE CORPORATION
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	DECEMBER 31,	DECEMBER 31,
	2013	2012
CURRENT ASSETS:

Cash	$10	$10
TOTAL CURRENT ASSETS	10	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$17,411	$-

TOTAL CURRENT LIABILITIES	$17,411	$-

TOTAL LIABILITIES	17,411	-

STOCKHOLDERS' EQUITY
Common Stock, no par value, authorized 500,000,000 shares
1,743,500 shares issued and outstanding as of December 31, 2012 and 2011
Additional paid-in capital	348,700	348,700
Accumulated deficit during the development stage	(366,101)	(348,690)

TOTAL STOCKHOLDERS' EQUITY	(17,401)	10

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2013		DECEMBER 31, 2012		TO DECEMBER 31, 2013

REVENUE	$-		$-		$-

EXPENSES
Impairment expense	-		130,933		130,933
Accounting and Legal	17,411		9,259		26,670
Organization Costs	-		-		204,400
Depreciation expense	-		-		4,067
TOTAL EXPENSES	17,411		140,192		366,070

NET LOSS	$(17,411	) $	(140,192	) $	(366,070)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)		(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	1,743,500		1,743,500

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)

				ACCUMULATED
				DEFICIT
			ADDITIONAL	DURING
	COMMON SHARES		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE		TOTAL

BALANCE, JANUARY 1, 2010 (INCEPTION)	-	$-	$-	$-		$-

Issuance of founder shares	925,000	-	185,000	-		185,000

Common stock issued for cash	46,500	-	9,300	-		9,300

Common stock issued for services	97,000	-	19,400	-		19,400

Net loss	-	-	-	(204,432)		(204,432)

BALANCE, DECEMBER 31, 2010	1,068,000	$-	$213,700	$(204,432	) $	9,269

Issuance of common stock for asset purchase	675,000	-	135,000	-		135,000

Net loss	-	-	-	(4,067)		(4,067)

BALANCE, DECEMBER 31, 2011	1,743,500	$-	$348,700	$(208,499)		140,202

Net loss	-	-	-	(140,192)		(140,192)

BALANCE, DECEMBER 31, 2012	1,743,500	$-	$348,700	$(348,691	) $	10

Net loss	-	-	-	(17,411)		(17,411)

BALANCE, DECEMBER 31, 2013	1,743,500	$-	$348,700	$(366,102	) $	(-17,401)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2013		DECEMBER 31, 2012		TO DECEMBER 31, 2013

OPERATING ACTIVITIES
Net Loss	$(17,411	) $	(140,192	) $	(366,102)
Impairment expense	-		130,993		130,933
Non-cash organization costs	-		-		204,400
Depreciation expense	-		-		4,067

Net cash used in operating activities	-		9,259		(9,259)

INVESTING ACTIVITIES:

Net cash used for investing activities	-		-

FINANCING ACTIVITIES:
Common stock issuance	-		-		9,269

Net cash provided by financing activities	-		-		9,269

NET DECREASE IN CASH	-		(9,259)		9,259

CASH AT BEGINNING OF PERIOD	10		9,269		9,269

CASH AT END OF PERIOD	$10		$10		10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(A Development Stage Company)

DECEMBER 31, 2013

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2013 and 2012.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There are no cash equivalents as of December 31, 2013 and 2012.

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

IMPAIRMENT OF LONG-LIVED ASSETS We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in the future impairment of long-lived assets. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, an asset impairment change, which resulted in the reduction of the carrying amount of certain equipment, vehicle and property of $0 in 2013 and $130,933 in 2012. (See Note 4 for further discussion.)

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $366,102 as of December 31, 2013.

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and Equipment consisted of the following:

	December 31,	December 31,
	2,013/2,012	2,011
Manufacturing Equipment	$14,000	$14,000
Vehicles	38,000	38,000
Building	83,000	83,000
	135,000	135,000
Less accumulated depreciation	(4,067)	(4,067)
Less Impairment	(130,933)	-
TOTAL	-	130,933

NOTE 5 - COMMON STOCK

Common Stock:

The Company issued 675,000 shares for assets purchased during the year ended December 31, 2011.

The Company has authorized 500,000,000 common shares at no par value, of which 1,743,500 shares are issued and outstanding as of December 31, 2013 and 2012.

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

As of December 31, 2013, the Company had a net operating loss carryforward of approximately $366,102 which will begin to expire in the tax year 2033.

	December 31, 2013
	2013	2012
Gross deferred tax assets	$366,102	$348,700
Valuation allowance	(366,102)	(348,700)
Net deferred tax asset	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2013 and 2012 is as follows:

2013 and 2012
Income tax benefit at federal statutory rate	-34.00%
State income tax benefit, net of effect on federal taxes	-6.9%
Increase in valuation allowance	40.9%
Income tax benefit	-

Based on the Company's current financial and operational situation, management determined that it is more likely than not that the U.S. feferal and state deferred tax assets as of December 31, 2013 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its U.S. federal and state deferred tax assets as of December 31, 2013.

The Company adopted uncertain tax position in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2013 and 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 and he determined that our disclosure controls and procedures are adequate for the current corporation development stage.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
A. John Sprovieri	65	Director and President/Secretary	From January 1, 2010 until next annual meeting.
Clifford D. Jett	72	Director	From January 1, 2010 until next annual meeting.
William S. Beers	77	Director	From January 1, 2010 until next annual meeting.

John Sprovieri – CEO/Director, Age 64

John Sprovieri's background is in Mechanical Engineering being in the manufacturing industry for many years. He is an American born in Australia and moved permanently to the US in 1994. He and his wife, Mary have been married nearly 45 years and have no children.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 2.  EXECUTIVE COMPENSATION.

No Officers or Directors received any form of compensation during the year ending December 31, 2013.

ITEM 3.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2014. We did not have any equity compensation plans as of March 31, 2014.

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

ITEM 5.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,000 for fiscal year ended 2013 and $4,100 for fiscal year ended 2012.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $0 for fiscal year ended 2013 and $450 for fiscal year ended 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

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

Date: April 14, 2014