Form 10-Q
period 2014-03-31
AUSCRETE Corp
filed 2014-05-19
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 31st March 2014 is 1,743,500 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

March 31, 2014

AUSCRETE CORPORATION
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	MARCH 31,	DECEMBER 31,
	2014	2013 Audited
CURRENT ASSETS:

Cash	$10	$10
TOTAL CURRENT ASSETS	10	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$17,411	$17,411

TOTAL CURRENT LIABILITIES	$17,411	$17,411

TOTAL LIABILITIES	17,411	17,411

STOCKHOLDERS' EQUITY
Common Stock, no par value, authorized 500,000,000 shares
1,743,500 shares issued and outstanding as of December 31, 2013 and 2012
Additional paid-in capital	348,700	348,700
Accumulated deficit during the development stage	(366,101)	(366,101)

TOTAL STOCKHOLDERS' EQUITY	(17,401)	(17,401)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10	$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

				FOR THE PERIOD
	QUARTER	QUARTER		FROM JANUARY 1, 2010
	ENDED	ENDED		(INCEPTION)
	MARCH 31, 2014	MARCH 31, 2013		TO MARCH 31, 2014

REVENUE	$-	$-		$-

EXPENSES
Impairment expense	-	-		130,933
Accounting and Legal	-	4,057		26,670
Organization Costs	-	-		204,400
Depreciation expense	-	-		4,067
TOTAL EXPENSES	-	4,057		366,070

NET LOSS	$-	$(4,057	) $	(366,070

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	(0.002)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	1,743,500	1,743,500

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

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

			FOR THE PERIOD
	QUARTER	QUARTER	FROM JANUARY 1, 2010
	ENDED	ENDED	(INCEPTION)
	MARCH 31, 2014	MARCH 31, 2013	TO MARCH 31, 2014

OPERATING ACTIVITIES
Net Loss	$-	$-	$(366,102)
Impairment expense	-	-	130,933
Non-cash organization costs	-	-	204,400
Depreciation expense	-	-	4,067

Net cash used in operating activities	-	-	(9,259)

INVESTING ACTIVITIES:

Net cash used for investing activities	-	-

FINANCING ACTIVITIES:
Common stock issuance	-	-	9,269

Net cash provided by financing activities	-	-	9,269

NET DECREASE IN CASH	-	-	9,259

CASH AT BEGINNING OF PERIOD	10	9,269

CASH AT END OF PERIOD	$10	$9,269

See accompanying notes to the financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There are no cash equivalents as of March 31, 2014.

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $366,101 as of March 31, 2014.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and Equipment has been subjected to impairment as follows:
	December 31,	December 31,
	2,013	2,012
Manufacturing Equipment	$0	$19,000
Vehicles	0	38,000
Building	0	83,000
		-
Less accumulated depreciation	-	-
Less Impairment	-	(130,933)
TOTAL	-	-

NOTE 4 - COMMON STOCK

Common Stock:

The Company issued 675,000 shares for assets purchased during the year ended December 31, 2011.

The Company has authorized 500,000,000 common shares at no par value, of which 1,743,500 shares are issued and outstanding as of March 31, 2014.

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

The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2014.

For the period ended March 31, 2014 no income has not generated positive cash flow. Therefore, no provision for income taxes has been made.

NOTE 6 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through March 31, 2014, the date of which the financial statements were available to be issued.

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

Results of Operations

As at March 31, 2014, the Company had not commenced manufacturing operations. Therefore there were no operational changes from the last financials of December 31, 2013.

Currently the Company still has the ability to obtain immediate contracts for 7 structures (houses) but will be unable to commence until some financing is in place. Additionally, the Company have been offered 2 letters of intent from 2 developers for the supply of minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in early 2014 so construction can begin in 2014 .

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

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and became effective with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The company has enlisted the services of a registered broker-dealer and market maker, who has applied with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker. The company will execute its Initial Offering as a "penny stock" at $0.30 per share to raise $3 million. These funds will enable the company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the company.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended March 31, 2014.

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

Date: May 19, 2014

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)