Form 10-K/A
period 2013-12-31
AUSCRETE Corp
filed 2014-07-09
CIK 1492091

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

504 East First St. P.O. Box 847, Rufus, OR 97050

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (541) 739-8298

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No par value	Not yet listed

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. o yes x no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o yes x no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 31st December, 2013 is 17,535,000 shares. (Post Split May 26, 2014)

This Form 10-K/A amends our previously submitted 10-K for December 31,2013 that contained unaudited Financial Statements.

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

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in cellular lightweight concrete manufacturing that has been assigned to the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Cellular Concrete ("ACC"). ACC is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and John has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology almost nine years ago, John has refined and modified the basic ACC formula utilizing various bubble producing machines to produce the product currently usable in Auscrete's building construction.

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

The pilot plant facility, which is available for the Company's use, is a de-commissioned service station that can be leased from the city. The outer driveway and back areas serve as the foundation for the two major casting tables, panel storage and concrete batching plant, with its 35-ton capacity cement silo. The office is the service station office and the mechanical workshop serves as the fabrication area for the manufacture of rebar cage frames. The plant is able to produce up to 6 wall panels per week from the large casting beds, based on the capacity of the current equipment.

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

Developers and contractors will offer the homes as complete ready constructed site built units on suitable land. They will not be offered under the banner of such categories as 'pre-fabricated' or 'factory built' homes. They are just plain good value masonry homes built of a time proven product, concrete. The company is establishing its expanded operations and manufacturing facility in the Industrial Estate area of Rufus, Oregon. Rufus is a small city about 110 miles east of Portland. Construction of phase 1 of the plant should take 5-6 months. The advantage of Rufus is it is located on 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of the pre-cast panels initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year of operation the company will be able to produce enough panel sets for the construction of over 30 homes.

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

In Conclusion

Auscrete Corporation, in its Development phase has completed its Research and is ready to commence delivering its products, once it can be properly capitalized. Its cellular concrete construction products are time tested and proven to produce results. The expansion of operations is only dependent upon financing and the company can produce completed and chargeable goods within days of commencement with its available fully equipped and at ready pilot plant. This puts the company in an excellent position, particularly given the fact that there are orders for goods to be worked on immediately.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM  2. PROPERTIES.

We do not own any real property. Our offices are owned, and provided without charge, by the City of Rufus. Oregon. We consider this property to be adequate for our business as currently conducted. Our telephone number is (541) 739-8298.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of July 31, 2014, we have not been listed on an exchange and there is no established public trading market for the Company's common stock. We did not repurchase stock or declare or pay dividends on our capital stock in 2013 or 2012. On May 26, 2014 the Company executed a forward Stock split of 10 for 1.
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

Results of Operations

Comparison of the fiscal year ended December 31, 2013 to the fiscal year ended December 31, 2012

We had a net loss of $20,642 for the year ended December 31, 2013 compared to a net loss of $139,992 for the year ended December 31, 2012. The change is explained below.

Impairment expenses increased $130,933 from $0 in the fiscal year 2011 to $130,933 in fiscal year 2012 primarily due to the Company generating no revenue to date which adversely impacts the recoverability of the property and equipment. Therefore, the assets are impaired as of December 31, 2012 resulting in a charge against the statement of operations in 2012. There were no further impairment expenses at December 31, 2013

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 2010 and will now rely upon loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash provided by operating activities was $0 and net cash used was $9,059 in the years ended December 31, 2013 and 2012, respectively.

The Company has not used any net cash in investing activities in the years ended December 31, 2013 and 2012, respectively.

The Company has not used any net cash in financing activities in the years ended December 31, 2013 and 2012, respectively.

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

The Company will execute its Initial Public Offering as a "penny stock" at $0.30 per share to raise $3 million. These funds will enable the Company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the Company. The Directors have discussed equity financing with many investment groups and have indications of good support once the company is listed. All interim funds necessary to continue the company's very limited financing operations will be contributed by the Shareholders.

While not assured, significant interest in Company financing has been received and the Directors have committed to financially supporting the company to this end. However, should the Offering not be successful, the corporation will subsequently close down. The Directors will be unable to invest sufficient funds for the commencement and continuation of manufacturing activities.

Use of Funds

The company has secured a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. Two buildings will be constructed initially, one at 20,000 sq. ft. and one at 12,000 sq. ft. The cost of supply and erection of these buildings will be $ 295,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $ 355,000 and Shop Equipment will be $80,000. The balance of around $2 million will be used for working capital and expenses including wages, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 6 years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of 5 houses and other structures (apartment block etc.) valued at over $800,000 but also has available letters of intent from a developer and from a contractor to supply 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 30 units per year.

Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

The company is projecting first year sales of $ 4.5 million escalating from there once the new campus is up and running. At that rate, there is already approximately 3+ years of potential sales at hand. The typical structure will be a home in the 1,100 - 1,500 sq. ft. range that will sell to the contractor or developer for around $110-200,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and, once in production, the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company has no exposure at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	6 & 6a
Balance Sheets as of December 31, 2013 and 2012	7
Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from January 1, 2010 (Inception) to December 31, 2013	8
Statement of Changes in Stockholders' Equity for the Period from January 1, 2010 (Inception) to December 31, 2013	9
Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from January 1, 2010 (Inception) to December 31, 2013	10
Notes to Financial Statements	11-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MARTINELLIMICK PLLC
A FRUCI & ASSOCIATES SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Auscrete Corporation

We have audited the accompanying balance sheet of Auscrete Corporation (a development stage company) as of December 31, 2013 and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended and for the period from January 1, 2010 (inception) through December 31, 2013. Auscrete Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Auscrete Corporation as of December 31, 2012 were audited by other auditors, whose report dated October 8, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding Auscrete Corporation's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auscrete Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2010 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not included any adjustments that might result from the outcome of this uncertainty.

Martinelli Mick PLLC

MartinelliMick PLLC

Spokane, Washington

July 9, 2014

THE FOLLOWING 2012 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM IS THE ORIGINAL ISSUE AND HAS NOT BEEN RE-ISSUED

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Anton & Chia, LLP
Newport Beach, CA
October 8, 2013

6a

AUSCRETE CORPORATION
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	DECEMBER 31, 2013	DECEMBER 31, 2012
CURRENT ASSETS:

Cash	$10	$10
TOTAL CURRENT ASSETS	10	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:	$17,411	$-

TOTAL CURRENT LIABILITIES	17,411	-

TOTAL LIABILITIES	17,411	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
17,535,000 and 17,435,000 shares issued and outstanding as of December 31, 2013 and 2012 respectively	351,700	348,469

Accumulated deficit during the development stage	(369,101)	(348,459)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(17,401)	10

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10	$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2013		DECEMBER 31, 2012		TO DECEMBER 31, 2013

REVENUE	$-		$-		$-

EXPENSES
Impairment expense	-		130,933		130,933
Accounting and Legal	20,642		9,059		29,701
Organization Costs	-		-		204,400
Depreciation expense	-		-		4,067
TOTAL EXPENSES	20,642		139,992		369,101

NET LOSS	$(20,642	) $	(139,992	) $	(369,101)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)		(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	17,468,000		17,435,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)

			ACCUMULATED
			DEFICIT
			DURING
	COMMON SHARES		DEVELOPMENT
	SHARES	AMOUNT	STAGE		TOTAL

BALANCE, JANUARY 1, 2010 (INCEPTION)	-	$-	$-		$-

Issuance of founder shares	9,250,000	185,000	-		185,000

Common stock issued for cash	465,000	9,069	-		9,069

Common stock issued for services	970,000	19,400	-		19,400

Net loss	-	-	(204,400)		(204,400)

BALANCE, DECEMBER 31, 2010	10,680,000	$213,469	$(204,400	) $	9,069

Issuance of common stock for asset purchase	6,750,000	135,000	-		135,000

Net loss	-	-	(4,067)		(4,067)

BALANCE, DECEMBER 31, 2011	17,435,000	$348,469	$(208,467	) $	140,002

Net loss	-	-	(139,992)		(139,992)

BALANCE, DECEMBER 31, 2012	17,435,000	$348,469	$(348,459	) $	10

Issuance Common stock for services	100,000	3,000	-		3,000
Miscellaneous stock adjustment	0	231	-		231

Net loss	-	-	(20,642)		(20,642)

BALANCE, DECEMBER 31, 2013	17,535,000	$351,700	$(369,101	) $	(17,401)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2013		DECEMBER 31, 2012		TO DECEMBER 31, 2013

OPERATING ACTIVITIES
Net Loss	$(20,642	) $	(139,992	) $	(369,101)
Impairment expense	-		130,992		130,933
Non-cash organization costs	-		-		204,400
Depreciation expense	-		-		4,067
Non Cash Accounting & Legal (Misc. stock adj. for services)	231		-		231
Services for stock	3,000		-		3,000
Change in Accounts Payable	17,411		-		17,411
Net Cash Provided by Operating Activities	-		-		(9,059)

INVESTING ACTIVITIES:
Net cash used for investing activities	-		-		-

FINANCING ACTIVITIES:
Net cash provided by financing activities - Stock Sales	-		-		9,069

NET INCREASE IN CASH	-		-		10

CASH AT BEGINNING OF PERIOD	10		10		-

CASH AT END OF PERIOD	$10		$10		$10

Interest Paid	-
Taxes Paid	-

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There was $10 cash equivalents as of December 31, 2013 and 2012.

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

COST OF SALES

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of sales will consist primarily of the cost of product; labor, selling costs and the cost of G&A expenses.

PROPERTY AND EQUIPMENT

Property and Equipment was stated at historical cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives of the assets are as follows: equipment 7-years, vehicles 7-years, and buildings 30-years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income or expense.

IMPAIRMENT OF LONG-LIVED ASSETS We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in the future impairment of long-lived assets. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, an asset impairment change was made, which resulted in the reduction of the carrying amount of certain equipment, vehicle and property of $0 in 2013 and $130,933 in 2012. (See Note 4 for further discussion.)

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $369,101 as of December 31, 2013.

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

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

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

NOTE 4 - PROPERTY AND EQUIPMENT, NET

The Company no longer has any value ascribed to Property and Equipment following the Impairment in 2012 of the Company's Assets.

NOTE 5 - COMMON STOCK

Common Stock:

The Company has authorized 500,000,000 common shares at no par value, of which 17,535,000 shares are issued and outstanding as of December 31, 2013. On May 26, 2014, the company adopted a forward stock split of 10 for 1 and all presentations, including weighted average and losses per share, in these Financial Statements have been restated for the split

The following table is a complete list of shareholders of the Company. Opening stock values were arbitrarily set at $0.03 (post split).
	NAME	ADDRESS	Type of Consideration	Value of Assets/Services	Value of Cash	Date	No. of Shares
1	Clifford D. Jett	PO Box 846, Rufus, OR 97050	Services	$60,000.00		1/12/2010	3,000,000
2	John Sprovieri	PO Box 813, Rufus OR 97050	Services	$60,000.00		1/12/2010	3,000,000
2	John Sprovieri	PO Box 813, Rufus OR 97050	Assets	$135,000.00		12/01/2011	6,750,000
3	William Beers	PO Box 825, Rufus OR 97050	Services	$60,000.00		1/12/2010	3,000,000
4	Lynn Komar	61560 Sunny Breeze Lane, Bend OR 97702	Services	$5,000.00		1/12/2010	250,000
5	Kathleen D. Jett	PO Box 846, Rufus, OR 97050	Cash		$200.00	1/21/2010	10,000
6	Mary E Sprovieri	PO Box 813 Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
7	Linda Beers	PO Box 825, Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
8	Robert Tanner	PO Box 54, Grass Valley OR 97029	Cash		$500.00	1/12/2010	25,000
9	Marjorie E. Yarnell	PO Box 6, Rufus OR 97050	Cash		$200.00	1/12/2010	10,000
10	Sharon R. Nolan	PO Box 745, Rufus OR 97050	Cash		$200.00	1/12/2010	10,000
11	Julie Jett Regnell	1126 Olmo Way, Boulder City NV 89005	Cash		$600.00	1/12/2010	30,000
12	Ryan R. Regnell	1126 Olmo Way, Boulder City NV 89005	Cash		$200.00	1/12/2010	10,000
13	Roderick R. Regnell	1126 Olmo Way, Boulder City, NV 89005	Cash		$200.00	1/12/2010	10,000
14	Larry Barngrover	428 S. Lawndale Dr., Spring Creek, NV 89815	Cash		$200.00	1/12/2010	10,000
15	Ryan P. Sharp	PO Box 351, Pendleton, OR 97801-0351	Cash		$200.00	1/12/2010	10,000
16	Daniel J. Hall	PO Box 292,Wasco, OR 97065	Cash		$200.00	1/12/2010	10,000
17	George R. Jett	PO Box 826, Rufus, OR 97050	Cash		$200.00	1/12/2010	10,000
18	Kelly Louise Means	PO Box 12053, Reno, NV 89510	Cash		$200.00	1/12/2010	10,000
19	Jaime Scott McLaughlin	PO Box 12053, Reno, NV 89510	Cash		$200.00	1/12/2010	10,000
20	Linda Randle	6060 Oak St., Anderson, CA 96007	Cash		$200.00	1/20/2010	10,000
21	Jimmy Nelson	353 Centerville Hwy., Lyle, WA 98635	Cash		$200.00	1/20/2010	10,000
22	Michael Nilson	PO Box 518, Lyle, WA 98635	Cash		$200.00	1/20/2010	10,000
23	Doug Bill	101 Jayden Lane Stevenson WA 98648	Cash		$200.00	1/20/2010	10,000
24	Kimberly A. Grimm	PO Box 801, Rufus, OR 97050	Cash		$200.00	1/21/2010	10,000
25	Cory L. Bernard	704 Oak Ave., Hood River, OR 97031	Cash		$200.00	1/21/2010	10,000
26	Kenneth A. Jett	PO Box 846, Rufus, OR 97050	Cash		$200.00	2/4/2010	10,000
27	Rebecca Jones	72233 Blalock Cyn. Rd. Arlington,OR 97812	Cash		$200.00	2/4/2010	10,000
28	Karen A. Johnson	300 Circulo Uno Poco, Rohnert Park, CA	Cash		$200.00	2/4/2010	10,000
29	Jennifer Bain	4804 Gettysburg Rd.,Knoxville, TN 37921	Cash		$200.00	2/4/2010	10,000
30	Elizabeth A Voiles	6200 Hickson Pike, #202, Hickson TN 37343	Cash		$200.00	2/4/2010	10,000
31	Jose M. Guzman	PO Box 703, Rufus, OR 97050	Cash		$200.00	2/4/2010	10,000
32	Christopher Longphre	PO Box 631, Stevenson, WA 98648	Cash		$200.00	2/4/2010	10,000
33	Donald Hilderbrand	PO Box 148, Wasco OR 97065	Cash		$200.00	2/4/2010	10,000
34	Martin J Kelly	PO Box 813 Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
35	John Schmidt	PO Box 1934 Sandy OR 97055	Cash		$200.00	2/4/2010	10,000
36	Joe Hobbs	210 Webber Street, The Dalles OR 97058	Cash		$500.00	2/4/2010	25,000
37	Billy Sullivan	PO Box 614, Hood River OR 97031	Cash		$500.00	2/4/2010	25,000
38	Linda Buchanan	PO Box 825 Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
39	Dan Newbold	30303 Maple Drive, Junction City, OR 97448	Cash		$500.00	2/4/2010	25,000
40	Lee Hall	30325 Maple Dr. Junction City, OR. 97448	Cash		$500.00	2/4/2010	25,000
41	Steven A. Weber	1950 Maple Ave. NE, Salem, OR. 97301	Cash		$200.00	1/12/2010	970,000
42	VAWT Earth Wind and Power	Unit 2393 Sidney, B.C. V8L 3Y3	Services	$19,400.00	-	2/4/2010	25,000
43	Colonial Stock Transfer Co.	66 Exchange Place, Salt Lake City, UT 84111	Services	$3,000.00	-	9/5/2013	100,000
			TOTALS	$342,400.00	$9,300.00		17,535,000

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

As of December 31, 2013, the Company had a net operating loss carry forward of approximately $369,101 which will begin to expire in the tax year 2033.

	December 31, 2013
	2013	2012
Gross deferred tax assets	$151,000	$142,000
Valuation allowance	(151,000)	(142,000)
Net deferred tax asset	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for a total effective rate of 40.9% for 2013 and 2012.

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

The Company files income tax returns in the U.S. federal jurisdiction. These filings are subject to a three year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. The Company is at least two years behind in tax filings. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has engaged MartinelliMick PLLC. of Spokane, WA. as the Company's Auditers. Previous auditor for the company, Anton and Chia LLC audited the Company's financial statements for the year ended December 31, 2012. Anton and Chia, LLP have been terminated as the Company's auditors on June 3, 2014 as they were unable to complete the 2013 audit in a timely fashion.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 and he determined that our disclosure controls and procedures are not effective.

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

Name	Age	Position Held	Director Term
A. John Sprovieri	66	Director and President/Secretary	From January 1, 2010 until next annual meeting.
Clifford D. Jett	72	Director	From January 1, 2010 until next annual meeting.
William S. Beers	77	Director	From January 1, 2010 until next annual meeting.

John Sprovieri – CEO/Director, Age 66

John Sprovieri's background is in Mechanical Engineering being in the manufacturing industry for many years. He is an American born in Australia and moved permanently to the US in 1994. He and his wife, Mary have been married nearly 46 years and have no children.

In 1975, Mr. Sprovieri developed an agricultural/industrial tractor line and developed both the manufacturing and marketing segments of his company, Australian Tractor Manufacturers Pty. Ltd. The corporation produced nearly 500 units over the next 14 years until he sold the company to Just Australia China Holdings Ltd. (JACH) with interests in China, Korea and Russia. The company was operating profitably at the time it was sold. JACH were setting up overseas operations and were going to manufacture in China or South Korea. He stayed on with the corporation liaising with overseas licensed manufacturers and markets. He traveled extensively into Europe, USSR, the Middle East and North America.

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

During the past 10 years since 2003, Mr. Sprovieri has been principally involved with launching and managing the Auscrete of Oregon development activities. During this time, he has set up a manufacturing facility, trained personnel, redeveloped technology and started production of Auscrete products in 2007.

Clifford Jett – Director, Age 72

Mr. Jett is currently the Mayor of the City of Rufus and has been since 1998. He is chairman of the Lower John Day Regional Partnership and on the Board of Directors of Mid-Columbia Council of Governments. He is also a member of the Mid Columbia Economic Development District and the Lower John Day Area Commission on Transportation.

Mr. Jett comes from the Columbia Gorge and has an intimate knowledge of the area. He and his wife, Kay live in Rufus on their small agricultural holding. In his earlier career he became heavily involved in Law Enforcement and, since 1967, spent many years in Nevada commencing as a Conservation Fieldman II for the Nevada Dept. of Fish and Game. Until 1991, he worked through the ranks to achieve Region III L.E. Supervisor status as Fish and Game Agent III at the Nevada Dept. of Wildlife. This diverse career gave him much experience in management, public relations, budgeting, law enforcement knowledge, personnel evaluations and preparation of quarterly and annual reports.

In 1996, Mr. Jett became a city councilman for the City of Rufus and was elected Mayor in 1998. In addition to having been a deputy of the Sheriff’s Department in the marine division, he is also a vineyard farmer and a partner in a small museum in the area. Mr. Jett's 23 years in Law Enforcement gave him the ability to display professionalism and integrity as part of his life's philosophy. His leadership and problem solving ability make him well qualified to serve on the Board of Directors of this corporation.

William Beers – Director, Age 76

Mr. Beers has lived in Sherman County since 1956 and lives with his wife, Linda in the City of Rufus. He is 77 and recently became semi-retired and is currently a councilman for the City of Rufus and has served for a number of years. Bill is directly involved in the presentation of the city to possible development of local businesses and commercial and industrial enterprises by encouraging potential business people to move to the city's business park.

Mr. Beers' experience in business management stretches back decades. He has owned and managed a number of business including a truck stop service station and restaurant, all of which he sold when they were operating profitably and are still operating today. Around 10 years ago and at retirement age, he and his wife Linda purchased the Hi-Way Market general store and deli in Rufus and shared the business and personnel management responsibilities. Seeking retirement, they leased the business to their employees two years ago.

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

Name & Address	# Class A Common Stock owned	Percentage
A. John Sprovieri - PO Box 813, Rufus OR 97050	9,750,000	56
Clifford D. Jett - PO Box 846, Rufus OR 97050	3,000,000	17.2
William S. Beers - PO Box 825, Rufus OR 97050	3,000,000	17.2
VAWT Earth, Wind and Power - Unit 2393 Sidney, B.C. V8L 3Y3	970,000	5.5

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

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended 2013 and 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended 2013 and 2012.

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

Date: July 9, 2014