Form 10-Q
period 2014-06-30
AUSCRETE Corp
filed 2014-08-15
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    As of the 30th June 2014 is 20,035,000 shares.

AUSCRETE CORPORATION

(A Development Stage Company)

June 30, 2014

AUSCRETE CORPORATION
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

		(AUDITED)
	JUNE 30, 2014	DECEMBER 31, 2013
CURRENT ASSETS:

Cash	$(346)	$10
Accounts Receivable	2,081	-
TOTAL CURRENT ASSETS	1,735	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$1,735	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:	$18,906	$17,411

TOTAL CURRENT LIABILITIES	18,906	17,411

TOTAL LIABILITIES	18,906	17,411

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
20,035,000 and 17,535,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	376,700	351,700

Accumulated deficit during the development stage	(393,871)	(369,101)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(17,171)	(17,401)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$(1,734)	$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
					FROM JANUARY 1, 2010
	PERIOD ENDED		PERIOD ENDED		(INCEPTION)
	JUNE 30, 2014		JUNE 30, 2013		TO JUNE 30, 2014

REVENUE	$2,081		$-		$2,081

EXPENSES
Impairment expense	-		-		130,933
Accounting and Legal	6,761		4,240		36,462
Organization Costs	20,090		-		224,490
Depreciation expense	-		-		4,067
TOTAL EXPENSES	26,851		4,240		395,952

NET LOSS	$(24,770	) $	(4,240	) $	(393,871)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)		(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	18,368,000		17,468,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)

			ACCUMULATED
			DEFICIT
			DURING
	COMMON SHARES		DEVELOPMENT
	SHARES	AMOUNT	STAGE		TOTAL

BALANCE, JANUARY 1, 2010 (INCEPTION)	-	$-	$-		$-

Issuance of founder shares	9,250,000	185,000	-		185,000

Common stock issued for cash	465,000	9,069	-		9,069

Common stock issued for services	970,000	19,400	-		19,400

Net loss	-	-	(204,400)		(204,400)

BALANCE, DECEMBER 31, 2010	10,680,000	$213,469	$(204,400	) $	9,069

Issuance of common stock for asset purchase	6,750,000	135,000	-		135,000

Net loss	-	-	(4,067)		(4,067)

BALANCE, DECEMBER 31, 2011	17,435,000	$348,469	$(208,467	) $	140,002

Net loss	-	-	(139,992)		(139,992)

BALANCE, DECEMBER 31, 2012	17,435,000	$348,469	$(348,459	) $	10

Issuance Common stock for services	100,000	3,000	-		3,000
Miscellaneous stock adjustment	0	231	-		231

Net loss	-	-	(20,642)		(20,642)

BALANCE, DECEMBER 31, 2013	17,535,000	$351,700	$(369,101	) $	(17,401)

Issuance Common stock for cash	500,000	5,000	-		5,000
Issuance Common Stock for services	2,000,000	20,000	-		20,000

Net loss	-	-	(24,770)		(24,770)

BALANCE, JUNE 30, 2014	20,035,000	$376,700	$(393,871	) $	(17,171)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
					FROM JANUARY 1, 2010
	6 Month PERIOD ENDED		6 Month PERIOD ENDED		(INCEPTION)
	JUNE 30, 2014		JUNE 30, 2013		TO JUNE 30, 2014

OPERATING ACTIVITIES
Net Loss	$(24,770	) $	(4,240	) $	(393,871)
Impairment expense	-		-		130,933
Non-cash organization costs	-		-		204,400
Depreciation expense	-		-		4,067
Non Cash Accounting & Legal (Misc. stock adj. for services)	-		-		231
Services for stock	-		-		-0
Change in Accounts Receivable	(2,081)		-		(18,906)
Change in Accounts Payable	1,495		4,240		18,906
Net Cash Provided by Operating Activities	(25,356)		-		(34,415)

INVESTING ACTIVITIES:
Net cash used for investing activities	-		-		-

FINANCING ACTIVITIES:
Net cash provided by financing activities - Stock Sales	25,000		-		34,069

NET INCREASE IN CASH	(356)		-		10

CASH AT BEGINNING OF PERIOD	10		10		-

CASH AT END OF PERIOD	$(346	) $	10		$10

Interest Paid	-
Taxes Paid	-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There are no cash equivalents as of June 30, 2014.

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $393,871 as of June 30, 2014.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and Equipment has not been subjected to impairment.

NOTE 4 - COMMON STOCK

Common Stock:

On May 26, 2014, the company performed a 10 for 1 forward split of its common shares. This increased the total outstanding shares of the company to 20,035,000.

The Company issued 2,500,000 shares for cash and services on May 28, 2014

The Company has authorized capital of 500,000,000 common shares at no par value, of which 20,035,000 shares are issued and outstanding as of June 30, 2014.

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

The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2014.

For the period ended June 30, 2014 no income has not generated positive cash flow. Therefore, no provision for income taxes has been made.

NOTE 6 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through June, 2014, the date of which the financial statements were available to be issued.

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

Results of Operations

As at June 30, 2014, the Company had not commenced manufacturing operations. Therefore there were minimal operational changes from the last audited financials of December 31, 2013.

Currently the Company still has the ability to obtain immediate contracts for 7 structures (houses) but will be unable to commence until some financing is in place. Additionally, the Company has been offered 2 letters of intent from 2 developers for the supply of a minimum 100 houses and 30 houses over 3-5 years. Both of the housing estates will be completed in late 2014 - early 2015 so construction can begin in 2015 .

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

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and became effective with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The company has enlisted the services of a registered broker-dealer and market maker, who has applied with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker. The company will use both private placement and other debt/equity financing of $3 million that will enable the construction of a factory campus on the Rufus, Oregon Industrial Estate and to meet the commencement and ongoing financial needs of the company. There is also an option of commencing operations in the available pilot plant facility with funding of $450,000 being needed.

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

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 7 years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $1 million but also has available letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to initially be in excess of 30 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

The company is projecting first year sales of $ 5 million escalating from there once the new campus is up and running. At that rate, there is already some 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80-200,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

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

In Conclusion

Auscrete Corporation has passed beyond Research and Development. Its cellular concrete construction products are time tested and proven to produce results. The expansion of operations is only dependent upon financing and the company can produce completed and chargeable goods within days of commencement with its fully equipped and at ready pilot plant. This puts the company in an excellent position, particularly given the fact that there are orders available for goods to be worked on immediately.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended June 30, 2014.

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

Date: August 12, 2014

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)