Form 10-Q
period 2014-09-30
AUSCRETE Corp
filed 2014-11-19
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of November 14th is 20,035,000.

AUSCRETE CORPORATION

(A Development Stage Company)

September 30, 2014

AUSCRETE CORPORATION
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
CURRENT ASSETS:	(Unaudited)

Cash	$1,497	$10
Accounts Receivable	-	-
TOTAL CURRENT ASSETS	1,497	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$1,497	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	18,957	17,411
Related Party Advances	769	-

TOTAL CURRENT LIABILITIES	19,726	17,411

TOTAL LIABILITIES	19,726	17,411

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
20,035,000 and 17,535,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	376,700	351,700

Accumulated deficit during the development stage	(394,929)	(369,101)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(18,229)	(17,401)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,497	$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

Three Months Ended	Nine Months Ended	For the Period from January 1, 2010
September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	(Inception) to September 30, 2014

REVENUE	$839	-		$2,920	-	2,920

EXPENSES
Impairment expense	-	-		-	-	130,933
Cost of Goods Sold	315	-		1,580	-	1,580
Accounting and Legal	195	12,658		4,085	13,000	26,344
G&A expenses	1,386	-		3,082	3,899	10,525
Stock Based Compensation	-	-		20,000	-	224,400
Depreciation expense	-	-		-	-	4,067
TOTAL EXPENSES	1,896	12,658		28,747	16,899	397,849

NET LOSS	$(1,057)	(12,658	) $	(25,827)	(16,899)	(394,929)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	(0.00	) $	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	20,035,000	17,468,000		18,368,333	17,468,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

	Nine Month Period Ended		Nine Month Period Ended	For the Period from January 1, 2010
	September 30, 2014		September 30, 2013	(Inception) to September 30, 2014

OPERATING ACTIVITIES
Net Income (Loss)	$(25,827	) $	(16,899)	$(394,929)

Adjustments to reconcile net income to net cash used in operating activities:
Impairment Expense	-		-	130,933
Non-Cash Organization Costs	-		-	204,400
Depreciation Expense	-		-	4,067
Non Cash Accounting & legal (Misc. Stock Adj. for Services)	-		-	231
Services for Stock	20,000		3,000	23,000
Decreace (Increase) in Operating Assets	-		-

Increase (Decrease) in Operating Liabilities:
Related Party Advances	769		-	769
Accounts Payable	1,545		13,899	18,957
Net Cash provided by (used in) Operaiting Activities	(3,512)		-	(12,572)

INVESTING ACTIVITIES:
Amortization and Depreciation	-		-
Net cash used for investing activities	-		-

FINANCING ACTIVITIES:
Increase in Share Capital - Common Shares	5,000		-	14,069
Net cash provided by (used in) financing activities - Stock Sales	5,000		-	14,069

Increase (Decrease) in Cash and Cash Equivalents	1,487		-	1,497

Cash and Cash Equivalents at Beginning of Period	10		10	-

Cash and Cash Equivalents at End of Period	$1,497		$10	$1,497

Interest Paid	-		-
Taxes Paid	-		-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Section 107(b) of the JOBS Act – Under the JOBS Act, emerging growth companies can elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, as a result, our financial statements may not be comparable to companies that comply with the public company effective dates.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $1,497 in cash equivalents as of September 30, 2014.

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date, and still meets the requirements of a development stage company. The Company has an accumulated deficit of $394,929 as of September 30, 2014.

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

NOTE 4 - COMMON STOCK

Common Stock:

On May 26, 2014, the company performed a 10 for 1 forward split of its common shares. This increased the total outstanding shares of the company to 17,535,000.

The Company issued 2,500,000 shares for cash and services on May 28, 2014

The Company has authorized capital of 500,000,000 common shares at no par value, of which 20,035,000 shares are issued and outstanding as of  September 30, 2014.

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

The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2014.

For the period ended September 30, 2014, income has not generated positive cash flow. Therefore, no provision for income taxes has been made.

The Company files income tax returns in the U.S. and Oregon federal jurisdictions. These filings are subject to a three year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. The Company is at least two years behind in tax filings. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 6 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through November 17, 2014, the date of which the financial statements were available to be issued.

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

Results of Operations

As at September 30, 2014, the Company had not commenced manufacturing operations. Therefore there were minimal operational changes from the last audited financials of December 31, 2013.

Currently the Company still has the ability to obtain immediate contracts for seven structures (houses and small commercial) but will be unable to commence until some financing is in place. Additionally, the Company has been offered two letters of intent from two developers for the supply of a minimum 100 houses and 30 houses over 3-5 years. One of the housing estates is expected to be completed in early to mid 2015 and the other in late 2015 so construction can begin at that time .

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

Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $90-95 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, it saves extensively on energy costs and has very low maintenance needs.

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and initially became effective with the SEC for an IPO on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR.

The company has enlisted the services of a registered broker-dealer and market maker, who has applied with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker. The company will use both private placement and other debt/equity financing of $3 million that will enable the construction of a factory campus on the Rufus, Oregon Industrial Estate and to meet the commencement and ongoing financial needs of the company. There is also an option of commencing operations in the available pilot plant facility with funding of $450,000 being required.

Use of Funds

The company has secured 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. 2 buildings will be constructed initially, 1 at 20,250 and 1 at 12,000 sq. ft. The cost of supply and erection of these buildings will be $ 495,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost approximately $ 900,000 and Shop Equipment will be $80,000. The balance of around $1.2 million will be used for working capital and expenses including wages and salaries, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 7 years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $1 million but also has available letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to initially be in excess of 40 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

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

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in cellular lightweight concrete manufacturing that has been assigned to the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Cellular Concrete ("ACC"). ACC is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology almost nine years ago, John has refined and modified the basic ACC formula utilizing various bubble producing machines to produce the product currently usable in Auscrete's building construction.

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Mr. Sprovieri produced a multi user rest room facility for the city park in Wasco, Oregon five years ago. The construction of the restroom facility provided valuable feedback which helped Mr. Sprovieri refine the manufacturing and construction process. Since then there have been other development structures like the 2,500 sq. ft. home and an electronic control building for the Wind Turbine Power industry.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its equity securities during the three months ended September 30, 2014.

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

Date: November 17, 2014

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)