Form 10-K/A
period 2013-12-31
AUSCRETE Corp
filed 2014-11-25
CIK 1492091

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    The number of shares outstanding of the issuer's common stock as of the 21st of November, 2014 is 20,035,000 shares.

This Form 10-K/A amends our previously submitted 10-K/A submitted on July 9, 2014 for December 31, 2013

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

The pilot plant facility, which is available for the Company's use, is a de-commissioned service station that can be leased from the city. The outer driveway and back areas serve as the foundation for the two major casting tables, panel storage and concrete batching plant, with its 35-ton capacity cement silo. The office is the service station office and the mechanical workshop serves as the fabrication area for the manufacture of rebar cage frames. The plant is able to produce up to six wall panels per week from the large casting beds, based on the capacity of the current equipment.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of November 21, 2014, we have not been listed on an exchange and there is no established public trading market for the Company's common stock. We did not repurchase stock or declare or pay dividends on our capital stock in 2013 or 2012. On May 26, 2014 the Company executed a forward Stock split of 10 for 1.
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

Results of Operations

Comparison of the fiscal year ended December 31, 2013 to the fiscal year ended December 31, 2012

We had a net loss of $16,899 for the year ended December 31, 2013 compared to a net loss of $143,704 for the year ended December 31, 2012. The change is explained below.

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

The Company did not execute its Initial Public Offering to raise Capital. Required funds will be acquired from equity/debt financing to enable the Company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the Company. The Directors have discussed equity financing with many investment groups and have indications of good support once the company is listed. All interim funds necessary to continue the company's very limited financing operations will be contributed by the Shareholders.

While not assured, the significant interest in Company equity financing through private placement is expected. However, should the funding not be successful, the corporation will subsequently close down. The Directors will be unable to invest sufficient funds for the commencement and continuation of manufacturing activities.

Use of Funds

The company has secured a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. Two buildings will be constructed initially, one at 20,250 sq. ft. and one at 12,000 sq. ft. The cost of supply and erection of these buildings will be $ 495,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $ 900,000 and Shop Equipment will be $80,000. The balance of around $1.2 million will be used for working capital and expenses including wages, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last seven years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $ 1 million but also has available letters of intent from a developer and from a contractor to supply 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 40 units per year.

Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

The company is projecting first year sales of $ 5 million escalating from there once the new campus is up and running. At that rate, there is already approximately 3+ years of potential sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $ 80-200,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and, once in production, the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company has no exposure at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MARTINELLIMICK PLLC
A FRUCI & ASSOCIATES SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Auscrete Corporation

We have audited the accompanying balance sheets of Auscrete Corporation (a development stage company) as of December 31, 2013 and 2012 and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from January 1, 2010 (inception) through December 31, 2013. Auscrete Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auscrete Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2010 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Martinelli Mick PLLC

MartinelliMick PLLC

Spokane, Washington

November 21, 2014

AUSCRETE CORPORATION
BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

ASSETS

	DECEMBER 31, 2013	DECEMBER 31, 2012
	RESTATED	RESTATED
CURRENT ASSETS:

Cash	$10	$10
TOTAL CURRENT ASSETS	10	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$10	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$17,411	$3,512
TOTAL CURRENT LIABILITIES	17,411	3,512

TOTAL LIABILITIES	17,411	3,512

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
17,535,000 and 17,435,000 shares issued and outstanding as of December 31, 2013 and 2012 respectively	351,700	348,700

Accumulated deficit during the development stage	(369,101)	(352,202)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(17,401)	(3,502)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10	$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2013		DECEMBER 31, 2012		TO DECEMBER 31, 2013
	RESTATED		RESTATED		RESTATED
REVENUE	$-		$-		$-

EXPENSES
Impairment expense	-		130,933		130,933
Accounting and Legal	13,000		9,259		22,290
G&A Expenses	3,899		3,512		7,411
Organization Costs	-		-		204,400
Depreciation expense	-		-		4,067
TOTAL EXPENSES	16,899		143,704		369,101

NET LOSS	$(16,899	) $	(143,704	) $	(369,101)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)		(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	17,468,000		17,435,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)

			ACCUMULATED
			DEFICIT
			DURING
	COMMON SHARES		DEVELOPMENT
	SHARES	AMOUNT	STAGE		TOTAL

BALANCE, JANUARY 1, 2010 (INCEPTION)	-	$-	$-		$-

Issuance of founder shares	9,250,000	185,000	-		185,000

Common stock issued for cash	465,000	9,069	-		9,069

Common stock issued for services	970,000	19,400	-		19,400

Net loss	-	-	(204,431)		(204,431)

BALANCE, DECEMBER 31, 2010 Restated	10,685,000	$213,469	$(204,431	) $	9,038

Issuance of common stock for asset purchase	6,750,000	135,000	-		135,000

Net loss	-	-	(4,067)		(4,067)

BALANCE, DECEMBER 31, 2011 Restated	17,435,000	$348,469	$(208,498	) $	139,971

Miscellaneous stock adjustment	-	231	-		231
Net loss	-	-	(143,704)		(143,704)

BALANCE, DECEMBER 31, 2012 Restated	17,435,000	$348,700	$(352,202	) $	(3,502)

Issuance Common stock for services	100,000	3,000	-		3,000

Net loss	-	-	(16,899)		(16,899)

BALANCE, DECEMBER 31, 2013 Restated	17,535,000	$351,700	$(369,101	) $	(17,401)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

					FOR THE PERIOD
	YEAR		YEAR		FROM JANUARY 1, 2010
	ENDED		ENDED		(INCEPTION)
	DECEMBER 31, 2013		DECEMBER 31, 2012		TO DECEMBER 31, 2013
	RESTATED		RESTATED		RESTATED
OPERATING ACTIVITIES
Net Loss	$(16,899	) $	(143,704	) $	(369,101)
Impairment expense	-		130,933		130,933
Non-cash organization costs	-		-		204,400
Depreciation expense	-		-		4,067
Non Cash Accounting & Legal (Misc. stock adj. for services)	-		-		231
Services for stock	3,000		-		3,000
Change in Accounts Payable	13,899		3,512		17,411
Net Cash Used by Operating Activities	-		(9,259)		(9,059)

INVESTING ACTIVITIES:
Net cash used for investing activities	-		-		-

FINANCING ACTIVITIES:
Net cash provided by financing activities - Stock Sales	-		-		9,069

NET INCREASE (DECREASE) IN CASH	-		(9,259)		10

CASH AT BEGINNING OF PERIOD	10		9,269		-

CASH AT END OF PERIOD	$10		$10		$10

Interest Paid	-
Taxes Paid	-

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014- 10 ("ASU2014-10"), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its financial condition, results of operations and cash flows.

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

The Company files income tax returns in the U.S. Federal and Oregon State jurisdictions. These filings are subject to a three year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. The Company is at least two years behind in tax filings. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE - 7 CORRECTIONS TO PRIOR FINANCIALS AS FILED

Due to a change in auditors and a subsequent re-audit of our financials for the year ending 2012, there were additional expenses discovered that had originally been recorded in the year ending December 31, 2013 that needed to be moved into 2012. Further, there was an immaterial adjustment of ($31) made to the net loss for the year ending December 31, 2010. The ending accumulated deficit as of December 31, 2013 remains unchanged. See the table below for the effects on Net loss, earnings per share, and accumulated deficit.

Restatements effects
Year	Net Loss	Earnings per Share	Accumulated Deficit
2010	(31)	-	(31)
2011	-	-	(31)
2012	(3712)	-	(3512)
2013	3,743	-	-

NOTE - 8 SUBSEQUENT EVENTS

Subsequent to the audit period ended December 31, 2013, the company had performed a 10 for 1 forward share split, for which all of the numbers in this financial statement has been restated. An additional (post split) 2,500,000 shares of the company's common stock have been issued on May 28, 2014 in return for cash and services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has engaged MartinelliMick, PLLC. of Spokane, WA. as the Company's Auditers. Previous auditor for the company, Anton and Chia LLC audited the Company's financial statements for the year ended December 31, 2012. Anton and Chia, LLP have been terminated as the Company's auditors on June 3, 2014 as they were unable to complete the 2013 audit in a timely fashion. MartinelliMick, PLLC have since re-audited the 2012 financials for clarity.

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

PART IV

ITEM 15.  EXHIBITS.

Exhibit 23.1 - Consent of Independent Registered Public Accounting Firm for Years 2012 and 2013

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSCRETE CORPORATION

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)

Date: November 21, 2014