Form 10-K
period 2014-12-31
AUSCRETE Corp
filed 2015-04-15
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    The number of shares outstanding of the issuer's common stock as of the 31st of March, 2015 is 20,635,000 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2014

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe", "expect", "anticipate", "estimate", "intend", "should", "may", "plans", "projects", "will", or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

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

ITEM 1.  BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $90-95 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is constructed on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, it saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in cellular lightweight concrete manufacturing that has been assigned to the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Cellular Concrete ("ACC"). ACC is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology almost nine years ago, Mr. Sprovieri has refined and modified the basic ACC formula utilizing various bubble producing machines to produce the product currently usable in Auscrete's building construction.

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Mr. Sprovieri produced a multi user rest room facility for the city park in Wasco, Oregon four years ago. The construction of the restroom facility provided valuable feedback which helped Mr. Sprovieri refine the manufacturing and construction process. Since then there have been other commercial and residential development structures including a 2,500 sq. ft. prototype home and a control building for the Wind Turbine Power industry.

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

ITEM  2. PROPERTIES.

We do not own any real property. Our offices are owned, and provided without charge, by the City of Rufus, Oregon. We consider this property to be adequate for our business as currently conducted. Our telephone number is (541) 739-8298.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
As of December 31 , 2014, the company was not listed on an exchange. The company did not repurchase stock or declare or pay dividends on its capital stock in 2014 or 2013. On May 26, 2014 the Company executed a forward Stock split of 10 for 1.

Subsequent to December 31, 2014. The company attained listing with the OTC Bulletin Board on February 20, 2015 under the symbol "ASCK". The company applied for DTC Registration on March 16 and is currently awaiting finalization of that registration. To finance the cost of DTC Registration ($12,000), the company issued a total of 600,000 shares at value $0.02 on March 9, 2015 to Globex Transfer, LLC of Deltona, Florida.

ITEM 6. SELECTED FINANCIAL DATA.
Not required for smaller reporting companies.
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

Results of Operations

Comparison of the fiscal year ended December 31, 2014 to the fiscal year ended December 31, 2013

The company had a net loss of $38,778 for the year ended December 31, 2014 compared to a net loss of $16,899 for the year ended December 31, 2013. The change is explained below.

The company is only operating its maintenance section at a very restricted rate having generated revenues of only $3,334 during the 2014 year from automotive repair and maintenance. Some expenses were attributed to cost of goods sold but most were for the ongoing support of record upkeep and compliance of the company.

The intended operations, being the manufacture of construction products for commercial and residential structures, has not commenced and cannot commence until the company has completed financing through private placement funding, available once the company is listed on an exchange.

Liquidity and Capital Resources

We have had minimal operating activity since commencing operations in 2010 and will now rely upon loans from related parties as funding sources since we can no longer expect to meet our short-term obligations.

Net cash used by operating activities was $4,931 in the year ended December 31, 2014. Net cash provided by operating activities in the year ended December 31, 2013 was $0.

The Company has not used any net cash in investing activities in the years ended December 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $5,000 in the year ended December 31, 2014. Net cash provided by financing activities in the year ended December 31, 2013 was $0.

As of December 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Financing

Auscrete Corporation, currently an unlisted Wyoming public company was incorporated on December 31, 2009 and first became effective for an IPO with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The IPO was not commenced and expired in February 2014. The company became Effective with a Registration Statement in December 2014 registering shareholder held shares for sale enabling re-application to FINRA for listing on the OTCBB. The company has engaged the services of a registered broker-dealer and market maker, who subsequently applied with the Financial Industry Regulatory Authority and now has the common stock eligible for quotation on the OTC Bulletin Board and is acting as Market Maker.

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

Use of Funds Raised Through Financing

The target funding is $3.5 million and the company has plans to secure a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. Two buildings will be constructed initially, one at 20,250 sq. ft. and one at 12,000 sq. ft. The cost of supply and erection of these buildings will be $495,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $900,000 and Shop Equipment will be $180,000. The balance of around $1.5 million will be used for working capital and expenses including wages, marketing and other working capital and reserves.

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

Financial Projections

Using a conservative estimate at an average value per sale of $125,000, the company is projecting first year sales of $ 4-6 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of potential sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $ 80-200,000 with the average being over $125,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and, once in production, the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company has no exposure at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MARTINELLIMICK PLLC
A FRUCI & ASSOCIATES SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Auscrete Corporation

We have audited the accompanying balance sheets of Auscrete Corporation as of December 31, 2014 and 2013, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Auscrete Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auscrete Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Martinelli Mick PLLC

MartinelliMick PLLC

Spokane, Washington

April 14, 2015

AUSCRETE CORPORATION
BALANCE SHEETS

ASSETS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
CURRENT ASSETS:

Cash	$79	$10
Prepaid Expenses	70	-
Accounts Receivable	-	-
TOTAL CURRENT ASSETS	149	10

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$149	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	27,639	17,411
Related Party Advances	3,689	-

TOTAL CURRENT LIABILITIES	31,328	17,411

TOTAL LIABILITIES	31,328	17,411

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
20,035,000 and 17,535,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013 respectively	376,700	351,700

Accumulated deficit	(407,879)	(369,101)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(31,179)	(17,401)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$149	$10

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2014		DECEMBER 31, 2013

REVENUE	$3,334		$-

EXPENSES
Impairment expense	-		-
Cost of Goods Sold	2,277		-
Accounting and Legal	12,185		13,000
G&A Expenses	7,650		3,899
Stock Based Compensation	20,000		-
Depreciation expense	-		-
TOTAL EXPENSES	42,112		16,899

LOSS BEFORE TAXES	$(38,778	) $	(16,899)
Provision for Income Taxes	-		-

NET LOSS	$(38,778	) $	(16,899)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)		(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	18,835,000		17,468,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	COMMON SHARES		ACCUMULATED
	SHARES	AMOUNT	DEFICIT		TOTAL

BALANCE, DECEMBER 31, 2012	17,435,000	$348,700	$(352,202	) $	(3,502)

Issuance Common stock for services	100,000	3,000	-		3,000

Net loss for year ended December 31, 2013	-	-	(16,899)		(16,899)

BALANCE, DECEMBER 31, 2013	17,535,000	$351,700	$(369,101	) $	(17,401)

Issuance Common stock for services	2,000,000	20,000	-		20,000
Issuance Common stock for cash	500,000	5,000	-		5,000
Net loss for year ended December 31, 2014	-	-	(38,778)		(38,778)

BALANCE, DECEMBER 31, 2014	20,035,000	$376,700	$(407,879	) $	(31,179)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2014		DECEMBER 31, 2013
OPERATING ACTIVITIES
Net Loss	$(38,778	) $	(16,899)
Prepaid Expenses	(70)		-
Services for stock	20,000		3,000
Change in Accounts Payable	10,228		13,899
Change in Related Party Advances	3,689		-
Net Cash Used by Operating Activities	(4,931)		-

INVESTING ACTIVITIES:
Net cash used by investing activities	-		-

FINANCING ACTIVITIES:
Net cash provided by financing activities - Stock Sales	5,000		-

NET INCREASE (DECREASE) IN CASH	69		-

CASH AT BEGINNING OF PERIOD	10		10

CASH AT END OF PERIOD	$79		$10

Interest Paid	-		-
Taxes Paid	-		-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $95-100 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is virtually "fastened" together on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2014 and 2013.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There was $70 cash equivalents as of December 31, 2014 and $10 as of December 31, 2013.

REVENUE RECOGNITION POLICY

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred. Revenues earned for the period is solely from maintenance services performed. The Company recognizes these sales once delivery time is confirmed to the customer.

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

IMPAIRMENT OF LONG-LIVED ASSETS We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue. Either of these could result in the future impairment of long-lived assets. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary. As a result of this evaluation, an asset impairment charge was made, which resulted in the reduction of the carrying amount of certain equipment, vehicle and property of $130,933 in 2012. (See Note 4 for further discussion.)

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. As of December 31, 2014 and 2013, there were no outstanding, dilutive common stock equivalents.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an accumulated deficit of $407,879 as of December 31, 2014.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements other than the minimal interim funds necessary to continue the company's very limited financing operations.

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

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company adopted ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

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

NOTE 5 - COMMON STOCK

Common Stock:

The Company has authorized 500,000,000 common shares at no par value, of which 20,035,000 shares are issued and outstanding as of December 31, 2014. On May 26, 2014, the company adopted a forward stock split of 10 for 1 and all presentations, including weighted average and losses per share, in these Financial Statements have been restated for the split.

The following table is a complete list of shareholders of the Company as of December 31,2014.
	NAME	ADDRESS	Type of Consideration	Value of Assets/Services	Value of Cash	Date	No. of Shares
1	Clifford D. Jett	PO Box 846, Rufus, OR 97050	Services	$60,000.00		1/12/2010	3,000,000
2	John Sprovieri	PO Box 813, Rufus OR 97050	Services	$60,000.00		1/12/2010	3,000,000
2	John Sprovieri	PO Box 813, Rufus OR 97050	Assets	$135,000.00		12/01/2011	6,750,000
3	William Beers	PO Box 825, Rufus OR 97050	Services	$60,000.00		1/12/2010	3,000,000
4	Lynn Komar	61560 Sunny Breeze Lane, Bend OR 97702	Services	$5,000.00		1/12/2010	250,000
5	Kathleen D. Jett	PO Box 846, Rufus, OR 97050	Cash		$200.00	1/21/2010	10,000
6	Mary E Sprovieri	PO Box 813 Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
7	Linda Beers	PO Box 825, Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
8	Robert Tanner	PO Box 54, Grass Valley OR 97029	Cash		$500.00	1/12/2010	25,000
9	Marjorie E. Yarnell	PO Box 6, Rufus OR 97050	Cash		$200.00	1/12/2010	10,000
10	Sharon R. Nolan	PO Box 745, Rufus OR 97050	Cash		$200.00	1/12/2010	10,000
11	Julie Jett Regnell	1126 Olmo Way, Boulder City NV 89005	Cash		$600.00	1/12/2010	30,000
12	Ryan R. Regnell	1126 Olmo Way, Boulder City NV 89005	Cash		$200.00	1/12/2010	10,000
13	Roderick R. Regnell	1126 Olmo Way, Boulder City, NV 89005	Cash		$200.00	1/12/2010	10,000
14	Larry Barngrover	428 S. Lawndale Dr., Spring Creek, NV 89815	Cash		$200.00	1/12/2010	10,000
15	Ryan P. Sharp	PO Box 351, Pendleton, OR 97801-0351	Cash		$200.00	1/12/2010	10,000
16	Daniel J. Hall	PO Box 292,Wasco, OR 97065	Cash		$200.00	1/12/2010	10,000
17	George R. Jett	PO Box 826, Rufus, OR 97050	Cash		$200.00	1/12/2010	10,000
18	Kelly Louise Means	PO Box 12053, Reno, NV 89510	Cash		$200.00	1/12/2010	10,000
19	Jaime Scott McLaughlin	PO Box 12053, Reno, NV 89510	Cash		$200.00	1/12/2010	10,000
20	Linda Randle	6060 Oak St., Anderson, CA 96007	Cash		$200.00	1/20/2010	10,000
21	Jimmy Nelson	353 Centerville Hwy., Lyle, WA 98635	Cash		$200.00	1/20/2010	10,000
22	Michael Nilson	PO Box 518, Lyle, WA 98635	Cash		$200.00	1/20/2010	10,000
23	Doug Bill	101 Jayden Lane Stevenson WA 98648	Cash		$200.00	1/20/2010	10,000
24	Kimberly A. Grimm	PO Box 801, Rufus, OR 97050	Cash		$200.00	1/21/2010	10,000
25	Cory L. Bernard	704 Oak Ave., Hood River, OR 97031	Cash		$200.00	1/21/2010	10,000
26	Kenneth A. Jett	PO Box 846, Rufus, OR 97050	Cash		$200.00	2/4/2010	10,000
27	Rebecca Jones	72233 Blalock Cyn. Rd. Arlington,OR 97812	Cash		$200.00	2/4/2010	10,000
28	Karen A. Johnson	300 Circulo Uno Poco, Rohnert Park, CA	Cash		$200.00	2/4/2010	10,000
29	Jennifer Bain	4804 Gettysburg Rd.,Knoxville, TN 37921	Cash		$200.00	2/4/2010	10,000
30	Elizabeth A Voiles	6200 Hickson Pike, #202, Hickson TN 37343	Cash		$200.00	2/4/2010	10,000
31	Jose M. Guzman	PO Box 703, Rufus, OR 97050	Cash		$200.00	2/4/2010	10,000
32	Christopher Longphre	PO Box 631, Stevenson, WA 98648	Cash		$200.00	2/4/2010	10,000
33	Donald Hilderbrand	PO Box 148, Wasco OR 97065	Cash		$200.00	2/4/2010	10,000
34	Martin J Kelly	PO Box 813 Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
35	John Schmidt	PO Box 1934 Sandy OR 97055	Cash		$200.00	2/4/2010	10,000
36	Joe Hobbs	210 Webber Street, The Dalles OR 97058	Cash		$500.00	2/4/2010	25,000
37	Billy Sullivan	PO Box 614, Hood River OR 97031	Cash		$500.00	2/4/2010	25,000
38	Linda Buchanan	PO Box 825 Rufus OR 97050	Cash		$200.00	2/4/2010	10,000
39	Dan Newbold	30303 Maple Drive, Junction City, OR 97448	Cash		$500.00	2/4/2010	25,000
40	Lee Hall	30325 Maple Dr. Junction City, OR. 97448	Cash		$500.00	2/4/2010	25,000
41	Steven A. Weber	1950 Maple Ave. NE, Salem, OR. 97301	Cash		$200.00	1/12/2010	970,000
42	VAWT Earth Wind and Power	Unit 2393 Sidney, B.C. V8L 3Y3	Services	$19,400.00	-	2/4/2010	25,000
43	Colonial Stock Transfer Co.	66 Exchange Place, Salt Lake City, UT 84111	Services	$3,000.00	-	9/5/2013	100,000
44	Kimberly A. Grimm	PO Box 801, Rufus, OR 97050	Services	$20,000.00	-	5/26/2014	2,000,000
45	Martin J Kelly	PO Box 813 Rufus OR 97050	Cash		$5,000.00	5/26/2014	500,000
			TOTALS	$362,400.00	$14,300.00		20,035,000

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

As of December 31, 2014, the Company had a net operating loss carry forward of approximately $407,000 which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	December 31, 2014
	2014	2013
Gross deferred tax assets	$167,000	$151,000
Valuation allowance	(167,000)	(151,000)
Net deferred tax asset	$-	$-

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for a total effective rate of 40.9% for 2014 and 2013.

Based on the Company's current financial and operational situation, management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of December 31, 2014 will not be realized through the reduction of future income tax payments. Consequently, the Company has established a full valuation allowance for its U.S. federal and state deferred tax assets as of December 31, 2014.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2014 and 2013.

The Company files income tax returns in the U.S. Federal and Oregon State jurisdictions. These filings are subject to a three year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. The Company is at least two years behind in its tax filings. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE - 7 SUBSEQUENT EVENTS

Subsequent to December 31, 2014. The company attained listing with the OTC Bulletin Board on February 20, 2015 under the symbol "ASCK". The company applied for DTC Registration on March 16 and is currently awaiting finalization of that registration. To finance the cost of DTC Registration ($12,000), the company issued a total of 600,000 shares at value $0.02 on March 9, 2015 to Globex Transfer, LLC of Deltona, Florida.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 and he determined that our disclosure controls and procedures were not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Clifford Jett – Director, Age 74

Mr. Jett was the Mayor of the City of Rufus until December, 2014 and had been since 1998. He is chairman of the Lower John Day Regional Partnership and on the Board of Directors of Mid-Columbia Council of Governments. He is also a member of the Mid Columbia Economic Development District and the Lower John Day Area Commission on Transportation.

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

William Beers – Director, Age 77

Mr. Beers has lived in Sherman County since 1956 and lives with his wife, Linda in the City of Rufus. He is 77 and recently became semi-retired and retired from his position as a councilman for the City of Rufus where he served for a number of years. Bill is directly involved in the presentation of the city to possible development of local businesses and commercial and industrial enterprises by encouraging potential business people to move to the city's business park.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No Officers or Directors received any form of compensation during the year ending December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2014. We did not have any equity compensation plans as of December 31, 2014.

Name & Address	# Class A Common Stock owned	Percentage
A. John Sprovieri - PO Box 813, Rufus OR 97050	9,750,000	49
Clifford D. Jett - PO Box 846, Rufus OR 97050	3,000,000	15
William S. Beers - PO Box 825, Rufus OR 97050	3,000,000	15
Kimberly A. Grimm - PO Box 801, Rufus OR 97050	2,010,000	10
VAWT Earth, Wind and Power - Unit 2393 Sidney, B.C. V8L 3Y3	970,000	4.8

We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table above have sole voting and investment power with respect to all shares of common stock that they beneficially own.

ITEM 13.  CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no notable outside director and officer related transactions or relationships to report other than minimal advances made by directors to finance interim operations.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by MartinelliMick PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $11,500 for fiscal year ended 2014 and $4,100 for professional services rendered by our prior auditors, Anton & Chia for fiscal year ended 2013.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $0 for fiscal year ended 2014 and $0 for fiscal year ended 2013.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended 2014 and 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended 2014 and 2013.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS.

Exhibit 23.1 - Consent of MartinelliMick PLLC.

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

Date: April 14, 2015