Form 10-K/A
period 2014-12-31
AUSCRETE Corp
filed 2015-05-20
CIK 1492091

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2014 (the "10-K"), is to amend the answers to the 2 questions in the cover page relating to filing requirements. They had inadvertantly been incorrectly stated. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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