Form 10-Q
period 2015-03-31
AUSCRETE Corp
filed 2015-05-20
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of May 15th 2015 is 20,635,000.

AUSCRETE CORPORATION

March 31, 2015

AUSCRETE CORPORATION
BALANCE SHEETS

ASSETS

	MARCH 31, 2015	DECEMBER 31, 2014
CURRENT ASSETS:	(Unaudited)

Cash	$175	$79
Prepaid Expenses	70	70
TOTAL CURRENT ASSETS	245	149

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$245	$149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$32,479	$27,639
Related Party Advances	6,331	3,689

TOTAL CURRENT LIABILITIES	38,810	31,328

TOTAL LIABILITIES	38,810	31,328

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
20,635,000 and 20,035,000 as of March 31, 2015 and December 31, 2014 respectively	388,700	376,700

Accumulated deficit during development	(427,265)	(407,879)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(38,565)	(31,179)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$245	$149

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended
March 31, 2015	March 31, 2014
(Restated)
9:41 AM 5/20/2015

REVENUE	$-	$-

EXPENSES
Accounting and Legal	3,085	-
G&A expenses	16,301	982

TOTAL EXPENSES	19,386	982

NET LOSS Before Taxes	$(19,386)	$(982)
Provision for Income Taxes	-	-
NET LOSS	$(19,386)	$(982)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	20,235,000	17,535,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

Three Months Ended
March 31, 2015	March 31, 2014
OPERATING ACTIVITIES		(Restated)
Net Income (Loss)	$(19,386)	$(982)
Change in Accounts Payable	4,840	(1,461)
Change in Related Party Advances	2,642	-
Net Cash Used by Operating Activities	(11,904)	(2,443)

INVESTING ACTIVITIES:
Net cash used for investing activities	-	-

FINANCING ACTIVITIES:
Increase in Share Capital - Common Shares	12,000	5,000
Net cash provided by (used in) financing activities - Stock Sales	12,000	5,000

Increase (Decrease) in Cash and Cash Equivalents	96	2,557

Cash and Cash Equivalents at Beginning of Period	79	10

Cash and Cash Equivalents at End of Period	$175	$2,567

Interest Paid	-	-
Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

History

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various stages of development, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014- 10 ("ASU2014-10"), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for developing entities. The amendments in this Update also eliminate an exception provided to developing entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for developing entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company adopted ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

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

FASB ASU 2015-03: Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability, to be presented consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluation the potential for such impact.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $245 and $149 in cash equivalents as of March 31 and December 31, 2015 respectively.

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

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $427,265 as of March 31, 2015.

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

NOTE 4 - COMMON STOCK

Common Stock:

On May 26, 2014, the company performed a 10 for 1 forward split of its common shares. This increased the total outstanding shares of the company to 20,035,000 as of December 31, 2014.

During the quarter ended March 31, 2015, the Company issued 600,000 shares valued at $0.02 per share for DTC Registration services on March 9, 2015

The Company has authorized capital of 500,000,000 common shares at no par value, of which 20,635,000 shares are now issued and outstanding as of March 31, 2015.

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

As of March 31, 2015, the Company had a net operating loss carry forward of approximately $427,000, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	March 31, 2015	December 31, 2014
Gross deferred tax assets	$175,000	167,000
Valuation Allowance	(175,000)	(167,000)
Net deferred tax asset	$-	-

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 409.9% for 2015 and 2014.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2015 and 2014.

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

NOTE 6 – CORRECTIONS TO PRIOR FINANCIALS AS FILED

Due to a change in auditors subsequent to the previous quarter ending March 31, 2014 financials being filed, there were additional expenses discovered. The ending accumulated deficit as of December 31, 2014 remains unchanged. See the table below for the effects on Net loss, earnings per share and accumulated deficit.

		Restatement Effects
	Net Loss	Earnings per Share	Accumulated Deficit
Quarter Ended March 31, 2014	$(982)	(0.00)	(982)

NOTE 7 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through May 18, 2015, the date of which the financial statements were available to be issued. The Company completed DTC Registration subsequent to the end of the quarter ended March 31, 2015; however, they applied for registration and issued common stock to finance the fee during the quarter.

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

Results of Operations

As at March 31, 2015, the Company had not commenced manufacturing operations. Therefore there were no material operational changes from the last audited financials of December 31, 2014. The change in operational expenses consists primarily of accounting fees and DTC registration fees.

Currently the Company still has the ability to obtain immediate contracts for seven structures (houses and small commercial) but will be unable to commence until some financing is in place. Additionally, the Company has been offered two letters of intent from two developers for the supply of a minimum 100 houses and 30 houses over 3-5 years. One of the housing estates is expected to be completed in mid 2015 and the other in late 2015 so construction can begin at that time .

Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The Registration Statement outlines the result of the amalgamation of various material stages of Company development, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing.

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

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and initially became effective with the SEC for an IPO on August 16, 2012. Subsequently the company had an S-1 become Effective on December 30, 2014. The company was established to finance and operate an expansion of a current pilot facility operated by the founders in Rufus, OR.

The company has enlisted the services of a registered broker-dealer and market maker, who applied with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTC Bulletin Board and to act as Market Maker. The company was subsequently listed in February 2015.

The company will use both private placement and other debt/equity financing of $3 million that will enable the construction of a factory campus on the Rufus, Oregon Industrial Estate and to meet the commencement and ongoing financial needs of the company. There is also an option of commencing operations in the available pilot plant facility with funding of $450,000 being required.

Use of Funds

The target funding is $3.5 million and the company has plans to secure a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. 2 buildings will be constructed initially, 1 at 25,000 and 1 at 16,000 sq. ft. The cost of supply and erection of these buildings will be $ 695,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost approximately $900,000 and Shop Equipment will be $180,000. The balance of around $1.4 million will be used for working capital and expenses including wages and salaries, marketing and other working capital and reserves.

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

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in cellular lightweight concrete manufacturing that has been assigned to the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Cellular Concrete ("ACC"). ACC is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology over nine years ago, Mr. Sprovieri has refined and modified the basic ACC formula utilizing various bubble producing machines to produce the product currently usable in Auscrete's building construction.

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Mr. Sprovieri produced a multi user rest room facility for the city park in Wasco, Oregon six years ago. The construction of the restroom facility provided valuable feedback which helped Mr. Sprovieri refine the manufacturing and construction process. Since then there have been other development structures like the 2,500 sq. ft. home and an electronic control building for the Wind Turbine Power industry.

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

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 600,000 treasury shares to pay for DTC registration and the company did not repurchase any of its equity securities during the three months ended March 31, 2015.

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

Date: May 19, 2015

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)