Form 10-Q
period 2015-06-30
AUSCRETE Corp
filed 2015-08-14
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of August 14th 2015 is 60,635,000.

AUSCRETE CORPORATION

June 30, 2015

AUSCRETE CORPORATION
BALANCE SHEETS

ASSETS

	June 30, 2015	Decenber 31, 2014
CURRENT ASSETS:	(Unaudited)

Cash	$18	$79
Prepaid Expenses	70	70
TOTAL CURRENT ASSETS	88	149

NON-CURRENT ASSETS:

Property and Equipment, net	-	-

TOTAL ASSETS	$88	$149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$25,636	$27,639
Related Party Advances	7,415	3,689

TOTAL CURRENT LIABILITIES	33,051	31,328

TOTAL LIABILITIES	33,051	31,328

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
20,635,000 and 20,035,000 as of June 30, 2015 and December 31, 2014 respectively	388,700	376,700

Accumulated deficit during development	(421,663)	(407,879)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(32,963)	(31,179)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$88	$149

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

Six Months Ended
June 30, 2015	June 30, 2014

REVENUE	$11,500	$2,081

EXPENSES
Accounting and Legal	6,585	3,990
G&A expenses	18,698	23,572

TOTAL EXPENSES	25,283	27,562

NET LOSS Before Taxes	$(13,783)	$(25,481)
Provision for Income Taxes	-	-
NET LOSS	$(13,783)	$(25,481)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	20,235,000	18,435,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months Ended
June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net Income (Loss)	$(13,783)	$(25,481)
Change in Accounts Payable	(7,003)	(286)
Change in Related Party Advances	(3,726)	-
Net Cash Used by Operating Activities	(24,512)	(25,767)

INVESTING ACTIVITIES:
Net cash used for investing activities	-	-

FINANCING ACTIVITIES:
Increase in Share Capital - Common Shares	17,000	25,000
Net cash provided by (used in) financing activities - Stock Sales	17,000	25,000

Increase (Decrease) in Cash and Cash Equivalents	(7,512)	(767)

Cash and Cash Equivalents at Beginning of Period	149	10

Cash and Cash Equivalents at End of Period	$(7,363)	$(757)

Interest Paid	-	-
Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the Six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $88 and $149 in cash equivalents as of June 30,2015 and December 31, 2014 respectively.

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

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $421,663 as of June 30, 2015.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

The company, at June 30, 2015 had no value ascribed to Property and Equipment following the impairment in 2012 of the Company's Assets. See note subsequent events below.

NOTE 4 - COMMON STOCK

Common Stock:

On May 26, 2014, the company performed a 10 for 1 forward split of its common shares. This increased the total outstanding shares of the company to 20,035,000 as of December 31, 2014.

During the six months ended June 30, 2015, the Company issued 600,000 shares valued at $0.02 per share for DTC Registration services on March 9, 2015

Subsequent to this reporting period, on July 15, 2015, the Company issued 40,000,000 shares valued at $0.02 per share for the purchase of Manufacturing Equipment, Inventory, Designs and Updated Technology.

The Company has authorized capital of 500,000,000 common shares at no par value, of which 60,635,000 shares are now issued and outstanding as of July 31, 2015.

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

As of June 30, 2015, the Company had a net operating loss carry forward of approximately $421,000, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	June 30, 2015	December 31, 2014
Gross deferred tax assets	$175,000	167,000
Valuation Allowance	(175,000)	(167,000)
Net deferred tax asset	$-	-

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 49.9% for 2015 and 2014.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2015 and 2014.

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

NOTE 6 – CORRECTIONS TO PRIOR FINANCIALS AS FILED

Due to a change in auditors subsequent to the previous period ending June 30, 2014 financials being filed, there were additional expenses discovered. The ending accumulated deficit as of December 31, 2014 remains unchanged. See the table below for the effects on Net loss, earnings per share and accumulated deficit.

		Restatement Effects
	Net Loss	Earnings per Share	Accumulated Deficit
Period Ended June 30, 2014	$(982)	(0.00)	(982)

NOTE 7 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through August 14, 2015, the date of which the financial statements were available to be issued. The Company completed DTC Registration subsequent to the end of the period ended June 30, 2015; however, they applied for registration and issued common stock to finance the fee during the first quarter, 2015.

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

Results of Operations

As at June 30, 2015, the Company had not commenced manufacturing operations. Therefore there were no material operational changes from the last audited financials of December 31, 2014. The change in operational expenses consists primarily of accounting fees and DTC registration fees.

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

Auscrete's structures are monetarily very competitive. A turnkey house, ready to move in sells for around $95-100 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, it saves extensively on energy costs and has very low maintenance needs.

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and initially became effective with the SEC for an IPO on August 16, 2012. Subsequently the company had an S-1 become Effective on December 30, 2014. The company was established to finance and operate an expansion of a current pilot facility operated by the founders in Rufus, OR.

The company has enlisted the services of a registered broker-dealer and market maker, who applied with the Financial Industry Regulatory Authority to have the common stock eligible for quotation on the OTCPink Bulletin Board and to act as Market Maker. The company was subsequently listed in February 2015.

The company will use both private placement and other debt/equity financing of $3.5 million that will enable the construction of a factory campus on the Rufus, Oregon Industrial Estate and to meet the commencement and ongoing financial needs of the company. There is also an option of commencing operations in the available pilot plant facility with funding of $450,000 being required.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 600,000 treasury shares to pay for DTC registration and the company did not repurchase any of its equity securities during the six months ended June 30, 2015.

The Company issued 40,000,000 treasury shares to pay a Manufacturing Equipment purchase on July 15, 2015 in a non cash purchase.

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

Date: August 14, 2015

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)