Form 10-Q
period 2015-09-30
AUSCRETE Corp
filed 2015-10-06
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of October 1st 2015 is 100,635,000.

This form 10-Q/A is intended to advise that the interim statements contained herein have not as yet been reviewed, per regulation S-X rules, by the company's Auditors, MartinelliMick PLLC.

AUSCRETE CORPORATION

September 30, 2015

AUSCRETE CORPORATION
BALANCE SHEETS

ASSETS

	September 30, 2015	Decenber 31, 2014
CURRENT ASSETS:	(Unaudited)

Cash	$3	$79
Prepaid Expenses	70	70
Inventory	19,000	-
TOTAL CURRENT ASSETS	19,073	149

NON-CURRENT ASSETS:

Property and Equipment, net	281,000	-
Technology	500,000	-
TOTAL NON-CURRENT ASSETS	781,000	-

TOTAL ASSETS	$800,073	$149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$26,215	$27,639
Related Party Advances	5,680	3,689

TOTAL CURRENT LIABILITIES	31,896	31,328

TOTAL LIABILITIES	31,896	31,328

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
100,635,000 and 20,035,000 as of September 30, 2015 and December 31, 2014 respectively	1,188,700	376,700

Accumulated deficit during development	(420,523)	(407,879)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	768,177	(31,179)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$800,073	$149

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

Nine Months Ended
September 30, 2015	September 30, 2014

REVENUE	$21,500	$2,920

EXPENSES
Cost of Goods Sold	-	2,017
Accounting and Legal	6,585	4,185
G&A expenses	27,558	23,957

TOTAL EXPENSES	34,144	30,160

NET LOSS Before Taxes	$(12,644)	$(27,240)
Provision for Income Taxes	-	-
NET LOSS	$(12,644)	$(27,240)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	38,279,000	18,435,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months Ended
September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net Income (Loss)	$(12,644)	$(27,240)
Change in Accounts Payable	(1,424)	2,372
Change in Related Party Advances	1,992	-
Net Cash Used by Operating Activities	(12,076)	(24,867)

INVESTING ACTIVITIES:
Decrease (increase) in Fixed Assets	(800,000)	-

FINANCING ACTIVITIES:
Increase in Share Capital - Common Shares	812,000	25,000
Net cash provided by (used in) financing activities - Stock Sales	812,000	25,000

Increase (Decrease) in Cash and Cash Equivalents	(76)	133

Cash and Cash Equivalents at Beginning of Period	79	10

Cash and Cash Equivalents at End of Period	$3	$143

Interest Paid	-	-
Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the Nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

History

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The following overview outlines the result of the amalgamation of various stages of development, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $73 and $149 in cash equivalents as of September 30,2015 and December 31, 2014 respectively.

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

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $420,523 as of September 30, 2015.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company is seeking additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

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

NOTE 3 - PROPERTY AND EQUIPMENT, NET

The company acquired on July 15, 2015, Assets consisting of Production Plant and Equipment, Mobile Equipment, Tools and Equipment, Inventory and Technology used in the production of Auscrete AAC housing and other structures. This property, with an estimated value of $800,000, was acquired by the issue of 80 million treasury common shares. There was no cash component in the purchase.

NOTE 4 - COMMON STOCK

Common Stock:

On May 26, 2014, the company performed a 10 for 1 forward split of its common shares. This increased the total outstanding shares of the company to 20,035,000 as of December 31, 2014.

During the six months ended June 30, 2015, the Company issued 600,000 shares valued at $0.02 per share for DTC Registration services on March 9, 2015

Subsequent to this reporting period, on July 15 and September 1, 2015, the Company issued a total of 80 million shares valued at $0.01 per share for the purchase of Manufacturing Equipment, Inventory, Designs and Updated Technology.

The Company has authorized capital of 500,000,000 common shares at no par value, of which 100,635,000 shares are now issued and outstanding as of September 31, 2015.

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

As of September 30, 2015, the Company had a net operating loss carry forward of approximately $421,000, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2015 and 2014.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2015 and 2014.

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

NOTE 6 – CORRECTIONS TO PRIOR FINANCIALS AS FILED

Due to a change in auditors subsequent to the previous period ending September 30, 2014 financials being filed, there were additional expenses discovered. The ending accumulated deficit as of December 31, 2014 remains unchanged. See the table below for the effects on Net loss, earnings per share and accumulated deficit.

		Restatement Effects
	Net Loss	Earnings per Share	Accumulated Deficit
Period Ended September 30, 2014	$(982)	(0.00)	(982)

NOTE 7 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through September 30, 2015, the date of which the financial statements were available to be issued. The Company completed DTC Registration subsequent to the end of the period ended September 30, 2015; however, they applied for registration and issued common stock to finance the fee during the first quarter, 2015.

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

Results of Operations

As at September 30, 2015, the Company had not commenced manufacturing operations. Therefore there were no material operational changes from the last audited financials of December 31, 2014. The change in miscellaneous income is attributed to internal changes and operational expenses consists primarily of accounting fees and DTC registration fees.

The company has established its operating base and is currently preparing for the construction of two manufacturing buildings. A contract has been prepared for an experienced commercial development company to create and manage the complete commencement of the new manufacturing process.

the Company has letters of intent for for the construction of 135 homes, valued at around $20 million over the next 3 years and has contracts for seven structures (houses and small commercial valued at $ 2.6 million) to be constructed immediatly the plant is operational

Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The current technology is the amalgamation of various material stages of Company development, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing.

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

Use of Funds

The target funding is $3.5 million and the company has plans to secure a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. 2 buildings will be constructed initially, 1 at 25,000 and 1 at 16,000 sq. ft. The cost of supply and erection of these buildings will be $ 695,000. Plant & Production Line Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost approximately $900,000 and Shop Equipment will be $180,000. The balance of around $1.4 million will be used for working capital and expenses including wages and salaries, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 8 years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $2 million but also has letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to initially be in excess of 40 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

Using a conservative estimate at an average value per sale of $125,000, the company is projecting first year sales of $ 4-6 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $ 80-200,000 with the average being over $125,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical net margin is around 18% and, once in production, the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

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

Ae construction manager will be responsible for liaising with contractors, developers and other customers to ensure the satisfactory completion of their contract. As well, the company will have its own construction division that will not conflict with other contractors but will enable the company the ability to carry out construction operations where no alternative exists. The construction manager will oversee these operations.

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting corporations, workers and local economies. Yet still the availability of affordable housing is becoming increasingly scarce. The company is promoting a product that will not only make housing affordable but also offers some luxuries as well, such as incorporated heat pump air conditioning that would not be available in other houses at such comparable pricing. By constructing with the Auscrete aerated concrete building system, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 600,000 treasury shares in a non-cash transaction to pay for DTC registration and the company did not repurchase any of its equity securities during the nine months ended September 30, 2015.

The Company issued 40,000,000 treasury shares to pay the first payment of a Manufacturing Equipment purchase on July 15, 2015 in a non cash purchase and issued a further 40,000,000 treasury shares to pay the balance of a Manufacturing Equipment purchase on September 1, 2015 in a non cash purchase.

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

Date: October 1, 2015

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)