Form 10-Q/A
period 2014-09-30
AUSCRETE Corp
filed 2016-03-23
CIK 1492091

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of March 15th 2015 is 100,935,000.

This form 10-Q/A has been reviewed, per regulation S-X rules, by the company's Auditors, FRUCI & ASSOCIATES II, PLLC (Formerly MartinelliMick PLLC). Further, this amendment is filed to restate the asset value associated with the asset purchase transaction occuring during the quarter.

AUSCRETE CORPORATION

September 30, 2015

AUSCRETE CORPORATION
BALANCE SHEETS

ASSETS

	September 30, 2015	December 31, 2014
CURRENT ASSETS:	(Unaudited)

Cash	$3	$79
Prepaid Expenses	70	70
Inventory - Finished Goods	44,900	-
Inventory - Raw Materials	2,100	-
TOTAL CURRENT ASSETS	47,073	149

NON-CURRENT ASSETS:

Property and Equipment, net	33,000	-
Accumulated Depreciation	(982)	-
TOTAL NON-CURRENT ASSETS	32,018	-

TOTAL ASSETS	$79,091	$149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$26,512	$27,639
Related Party Advances	5,681	3,689

TOTAL CURRENT LIABILITIES	32,193	31,328

TOTAL LIABILITIES	32,193	31,328

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
and outstanding shares of 100,935,000 and 20,035,000 as of September 30, 2015 and December 31, 2014 respectively	469,000	376,700

Accumulated deficit during development	(422,102)	(407,879)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	46,898	(31,179)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$79,091	$149

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended	Nine Months Ended
September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUE	$-	839		$-	2,920

EXPENSES
Cost of Goods Sold	-	699		-	2,017
Accounting and Legal	-	195		6,585	4,185
G&A expenses	9,307	1,704		28,156	3,958
Stock Based Compensation	-	-		-	20,000
Depreciation expense	982	-		982	-
TOTAL EXPENSES	10,289	2,598		35,723	30,160

OTHER INCOME (EXPENSES)
Gain on Extinguishment of Debt	-	-		11,500	-
Gain on Disposal of Assets	10,000	-		10,000	-
TOTAL OTHER INCOME (EXPENSES)	10,000	-		21,500	-

NET LOSS Before Taxes	$(289)	(1,759	) $	(14,223)	(27,240)
Provision for Income Taxes	-	-		-	-
NET LOSS	$(289)	(1,759	) $	(14,223)	(27,240)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	(0.00	) $	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	53,965,000	20,035,000		42,857,000	18,368,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months Ended
September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net Income (Loss)	$(14,223)	(27,240)
Depreciation	982	-
Change in Accounts Payable	(1,126)	2,372
Change in Related Party Advances	1,991	-
Net Cash Used by Operating Activities	(12,376)	(24,867)

INVESTING ACTIVITIES:
Net Cash provided by Investing Activities	-	-

FINANCING ACTIVITIES:
Increase in Share Capital - Common Shares	12,300	25,000
Net cash provided by financing activities	12,300	25,000

Increase (Decrease) in Cash and Cash Equivalents	(76)	133

Cash and Cash Equivalents at Beginning of Period	79	10

Cash and Cash Equivalents at End of Period	$3	$143

Interest Paid	-	-
Taxes Paid	-	-
NON-CASH ACQUISITION OF EQUIPMENT AND INVENTORY FOR COMMON STOCK	$80,000	-

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

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $422,102 as of September 30, 2015.

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

NOTE 3 -RELATED PARTY ASSET ACQUISITION AND TERMS OF PURCHASE

The company contracted to purchase Assets from another company under common control. The company has determined that fair market value is not allowable where there are entities under common control and cost should be based on the carrying book value of the seller's assets. They were acquired on July 15, 2015. Assets consisted of Production Plant and Equipment, Mobile Equipment, Tools and Equipment and Inventory used in the production of Auscrete AAC housing and other structures. This property, with an estimated value of over $300,000 was acquired for a value $80,000 by the issue of 80 million common shares. There was no cash component in the purchase.

NOTE 4 - PROPERTY, INVENTORY AND EQUIPMENT

During the third quarter, the company sold previously impaired assets, for $10,000 which is shown as a gain on disposal of assets. Most of the assets were gifted back to the company at a value of $0 in the transaction discussed in Note 3.

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Finished product of $44,900 is a full set of insulated AAC cast panels for wall and roof of an approx. 1,600 sq. ft house. Panel cost is actual size of all panels in sq. ft. of just under 7,000 sq. ft. calculated as follows.

Material	Cost per sq. ft.
Cement	2.42
XPS Insulation	0.98
Surfactant	0.32
Rebar @ Steel	1.02
Labor	1.78
TOTAL COST PER SQ. FT. $	6.52

Raw Materials:

Raw materials consists of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non related supplier.

NOTE 5 - COMMON STOCK

Common Stock:

On May 26, 2014, the company performed a 10 for 1 forward split of its common shares. This increased the total outstanding shares of the company to 20,035,000 as of December 31, 2014.

During the nine months ended September 30, 2015, the Company issued 80,900,000 shares described as follows:

3/9     600,000 shares to Globex for DTC Registration ($12,000)

6/25   100,000 shares to Colonial Stock Transfer for Services ($100)

6/25   200,000 shares to Stockvest for Consulting fees ($200)

6/25  40,000,000 shares as half payment of an asset purchase. (see note 3)

9/1   40,000,000 shares as the balance of the payment of an asset purchase. (see note 3)

The 2 x 40 million share issues above are for the purchase of Manufacturing Equipment, Inventory, Designs and Updated Technology.

The Company has authorized capital of 500,000,000 common shares at no par value, of which 100,935,000 shares are now issued and outstanding as of September 30, 2015.

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

NOTE 7 – CORRECTIONS TO PRIOR FINANCIALS AS FILED

The company contracted to purchase Assets from another company under common control. The company has determined that fair market value is not allowable where there are entities under common control and cost should be based on the carrying book value of the seller's assets these assets were originally recorded at $800,000 but have been corrected to $80,000. Additionally there was $982 depreciation recorded. The ending accumulated deficit as of December 31, 2014 remains unchanged. See the table below for the effects on net loss, earnings per share and accumulated deficit.

		Restatement Effects
	Net Loss	Earnings per Share	Accumulated Deficit
Period Ended September 30, 2015	$(982)	(0.00)	(982)

NOTE 8 – SUBSEQUENT EVENTS

Date of Management Evaluation

Management has evaluated subsequent events through September 30, 2015, the date of which the financial statements were available to be issued. The Company completed DTC Registration subsequent to the end of the period ended September 30, 2015; however, they applied for registration and issued common stock to finance the fee during the first quarter, 2015.

During December 2015 and January 2016, the company issued 3 convertible notes with a total value of $140,000.

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

The Company has letters of intent for the construction of 135 homes, valued at around $20 million over the next 3 years and has contracts for seven structures (houses and small commercial valued at $ 2.6 million) to be constructed immediately once the plant is operational.

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

Use of Funds

The target funding is $3.5 million and the company has plans to secure a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. 2 buildings will be constructed initially, 1 at 27,500 and 1 at 16,000 sq. ft. The cost of supply and erection of these buildings will be $695,000. Plant & Production Line Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost approximately $900,000 and Shop Equipment will be $180,000. The balance of around $1.4 million will be used for working capital and expenses including wages and salaries, marketing and other working capital and reserves.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 600,000 common shares in a non-cash transaction to pay for DTC registration and the company did not repurchase any of its equity securities during the nine months ended September 30, 2015.

The Company issued 40,000,000 common shares to pay the first payment of a Manufacturing Equipment purchase on July 15, 2015 in a non cash purchase and issued a further 40,000,000 common shares to pay the balance of a Manufacturing Equipment purchase on September 1, 2015 in a non cash purchase.

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

Date: March 21, 2016

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)