Form 10-K
period 2015-12-31
AUSCRETE Corp
filed 2016-04-15
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes     No X

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    The number of shares outstanding of the issuer's common stock as of the 31st of March, 2016 is 100,935,000 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2015

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

ITEM 1.  BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's and is the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $95-100 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is constructed on site to produce an attractive site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, it saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in cellular lightweight concrete manufacturing that has been assigned to the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Cellular Concrete ("ACC"). ACC is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology almost ten years ago, Mr. Sprovieri has refined and modified the basic ACC hybrid formula utilizing various bubble aggregate producing machines to manufacture the product currently usable in Auscrete's building construction.

A number of specialized machines have been fabricated for the manufacturing of ACC including machinery that can produce various sized bubbles, product specific hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACC technology to practical use, Auscrete Corporation has produced many and varied housing and commercial buildings.

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting workers, corporations and local economies. Yet still the availability of affordable housing is becoming increasingly scarce. The company is offering a product that not only make housing affordable, but also offers some luxuries as well, such as optional heat pump air conditioning that would not be available in other houses at such comparable pricing. By constructing with the Auscrete aerated concrete building system, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

Developers and contractors will offer the homes as complete, turnkey ready constructed site built dwellings. Even though they are technologically advanced, they are just plain good value masonry homes built of a time proven product, concrete. The company is establishing its expanded operations and manufacturing facility in the Industrial Estate area of Rufus, Oregon. Rufus is a small city about 110 miles east of Portland. Construction of phase 1 of the plant should take 5-6 months. The advantage of Rufus is it is located on 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of the pre-cast panels initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year of operation the company will be able to produce enough panel sets for the construction of over 50 homes.

Auscrete can economically deliver whole house panel sets as far away as Arizona or Alberta, Canada. However, with a planned future facility to be set up in San Antonio, Texas, further efficiencies will be achieved by servicing a fast emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Southern California could quite easily address the Arizona market as well, once the market recovery in that area has taken effect. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crews to complete the house.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM  2. PROPERTIES.

We are in negotiations for the purchase of a 10+ acre property on the Industrial Estate. We have no other property.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 20, 2015, the company listed its stock on the OTCPink Bulletin Board under the symbol "ASCK". The company did not repurchase stock or declare or pay dividends on its capital stock in 2014 or 2015. On May 26, 2014 the Company had executed a forward Stock split of 10 for 1.

The company applied for DTC Registration on March 16, 2015 and is currently DTC registered. To finance the cost of DTC Registration ($12,000), the company issued a total of 600,000 shares at value $0.02 on March 9, 2015 to Globex Transfer, LLC of Deltona, Florida.

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

Results of Operations

Comparison of the fiscal year ended December 31, 2015 to the fiscal year ended December 31, 2014

The company had a net loss of $36,225 for the year ended December 31, 2015 compared to a net loss of $38,778 for the year ended December 31, 2014. The change is explained below.

The company's operations were restricted to fund-raising and compliance. There was a gain on extinguishment of debt and disposal of assets of $21,500 during the 2015 year. All expenses were attributed to the cost of the ongoing support of record upkeep and compliance of the company.

During the 3rd Quarter of 2015, the company acquired manufacturing plant, equipment, inventory and updated technology at a cost of $80,000 paid by the issue of 80,000,000 shares. The intended operations, being the manufacture of construction products for commercial and residential structures, has not commenced and cannot commence until the company has completed financing and built a manufacturing facility on the Industrial Estate.

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our current short term obligations are being covered by initial funding received from 2 convertible notes of $50,000 and $45,000 issued in December 2015.

Net cash used by operating activities was $21,674 in the year ended December 31, 2015. Net cash provided by operating activities in the year ended December 31, 2014 was $4,931.

The Company used net cash in investing activitiesof $11,017 for the year ended December 31, 2015 and $ 0 for 2014.

Net cash provided by financing activities was $89,500 in the year ended December 31, 2015. Net cash provided by financing activities in the year ended December 31, 2014 was $5,000.

As of December 31, 2015, we have adequate cash to fund nominal operations of our business at the current level for the next twelve months. However, to assist our plan to commence manufacturing operations and to achieve our business goals, we have a formal commitment and have signed the Term Sheet of an offer to fund up to $5 million with Dutchess Capital Management, II, LLC in the form of an Equity Line Facility with very acceptable terms.

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and first became effective for an IPO with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The IPO was not commenced and expired in February 2014. The company became Effective with a Registration Statement in December 2014 registering shareholder held shares for sale enabling re-application to FINRA for listing on the OTCBB. The company engaged the services of a registered broker-dealer and market maker, Glendale Securities, LLC, who subsequently applied with the Financial Industry Regulatory Authority (FINRA) and now has the common stock quoted on the OTCPink Bulletin Board and is acting as a Market Maker for the company.

The Company did not execute its Initial Public Offering to raise Capital. Required funds will be acquired from Equity Line financing to enable the Company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the Company.

Use of Funds Raised Through Financing

The target funding is $3.5-5 million and the company plans to secure a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. Two buildings will be constructed initially, one at 27,500 sq. ft. and one at 17,500 sq. ft. The cost of supply and erection of these buildings will be $495,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $900,000 and Shop Equipment will be $180,000. The balance of around $1.5 million will be used for working capital and expenses including wages, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last nine years since the inception of the founders pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $1.5 million but also has available letters of intent from a developer and from a contractor to supply 130 plus houses, valued at $19.6 million, to be built on their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 40 units per year.

Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

Using a conservative estimate at an average value per sale of $125,000, the company is projecting first year sales in the $6.5-7 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of potential sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80-200,000 with the average being over $125,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and, once in production, the company does not expect to incur first year losses. The existing pilot facility equipment can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FRUCI & ASSOCIATES II
A Professional Limited Liability Company
218 North Bernard Street Second Floor
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Auscrete Corporation

We have audited the accompanying balance sheets of Auscrete Corporation as of December, 2015 and 2014, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. Auscrete Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auscrete Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss during the period and has no history of profitability, currently generates little revenue, and relies on outside funding, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

Fruci & Associates II, PLLC
(f/k/a MartinelliMick PLLC)
Spokane, Washington
April 14, 2016

AUSCRETE CORPORATION
BALANCE SHEETS

ASSETS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
CURRENT ASSETS:

Cash	$56,889	$79
Prepaid Expenses	70	70
Inventory	47,000	-
TOTAL CURRENT ASSETS	103,959	149

TOTAL PROPERTY & EQUIPMENT - NET	31,855	-

TOTAL ASSETS	$135,814	$149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	6,762	27,639
Notes Payable	95,000	-
Notes Payable Discount	(41,542)	-
Derivitive Liability	39,818	-
Related Party Advances	8,180	3,689

TOTAL CURRENT LIABILITIES	108,219	31,328

TOTAL LIABILITIES	108,219	31,328

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
100,935,000 and 20,035,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014 respectively	471,700	376,700

Accumulated deficit	(444,104)	(407,879)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	27,595	(31,179)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$135,814	$149

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2015		DECEMBER 31, 2014

REVENUE	$-		$3,334

EXPENSES
Cost of Goods Sold	-		2,277
Accounting and Legal	6,885		12,185
G&A Expenses	33,678		7,650
Stock Based Compensation	15,000		20,000
Depreciation expense	2,162		-
TOTAL EXPENSES	57,725		42,112

OTHER INCOME (EXPENSES)
Gain on Extinguishment of Debt	11,500		-
Gain on Disposal of Assets	10,000		-
TOTAL OTHER INCOME (EXPENSES)	21,500		-

LOSS BEFORE TAXES	$(36,225	) $	(38,778)
Provision for Income Taxes	-		-

NET LOSS	$(36,225	) $	(38,778)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)		(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	55,697,000		18,835,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	COMMON SHARES		ACCUMULATED
	SHARES	AMOUNT	DEFICIT		TOTAL

BALANCE, DECEMBER 31, 2013	17,535,000	$351,700	$(369,101	) $	(17,401)

Issuance Common stock for services	2,000,000	20,000	-		20,000
Issuance Common stock for cash	500,000	5,000	-		5,000
Net loss for year ended December 31, 2014	-	-	(38,778)		(38,778)

BALANCE, DECEMBER 31, 2014	20,035,000	$376,700	$(407,879	) $	(31,179)

Issuance Common stock for services	900,000	15,000	-		15,000
Issuance Common stock for cash	-	-	-		-
Issuance Common stock for purchases	80,000,000	80,000	-		80,000
Net loss for year ended December 31, 2015	-	-	(36,225)		(36,225)

BALANCE, DECEMBER 31, 2015	100,935,000	$471,700	$(444,104	) $	27,596

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2015		DECEMBER 31, 2014
OPERATING ACTIVITIES
Net Loss	$(36,225	) $	(38,778)
Finance Costs	3,776		-
Depreciation	2,162		-
Services for Stock	15,000		20,000
Gain on AP Settlement	(11,500)		-
Gain on Disposal of Equipment	(10,000)		-
Change In Prepaid Expenses	-		(70)
Change in Accounts Payable	(9,377)		10,228
Change in Related Party Advances	14,490		-
Net Cash Used by Operating Activities	(31,674)		(4,931)

INVESTING ACTIVITIES:
Purchase of Equipment	(1,017)		-
Net cash used by investing activities	(1,017)		-

FINANCING ACTIVITIES:
Proceeds from Note Payable	89,500		-
Proceeds from Stock Sales	-		5,000
Net cash provided by Financing Activities	89,500		5,000

NET INCREASE (DECREASE) IN CASH	56,810		69

CASH AT BEGINNING OF PERIOD	79		10

CASH AT END OF PERIOD	$56,889		$79

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	-		-
Taxes Paid	-		-

SUPPLEMENTAL NON-CASH DISCLOSURE
Shares Issued for Assets	$80,000		-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2015 and 2014.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $56,889 cash equivalents as of December 31, 2015 and $79 as of December 31, 2014.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. As of December 31, 2015 and 2014, there were no outstanding, dilutive common stock equivalents.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an accumulated deficit of $444,104 as of December 31, 2015.

To the extent that the Company's capital resources are insufficient to meet current or planned operating requirements, the Company has explored additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has subsequent current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will be required to provide any portion of the Company's future financing requirements.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company is reviewing the affects of the following recent updates. We do not have an expectation that the following will have a material effect on the financial statements

In March 2016, the FASB issued Accounting Standards Update 2016-03-Intangibles-Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

In January 2016, the FASB issued Accounting Standards Update Update 2016-01-Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

In March 2016, the FASB issued Accounting Standards Update 2016-07-Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.

NOTE 4 -RELATED PARTY ASSET ACQUISITION AND TERMS OF PURCHASE

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

NOTE 5 - INVENTORY

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Finished product of $44,900 is a full set of insulated AAC cast panels for wall and roof of an approx. 1,600 sq. ft house. Panel cost is actual size of all panels in sq. ft. of just under 7,000 sq. ft. calculated at $6.52 per cu. ft..

Raw Materials:

Raw materials consists of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non related supplier.

NOTE 6 - PROPERTY AND EQUIPMENT

During 2015, the company sold previously impaired assets, for $10,000 which is shown as a gain on disposal of assets. Most of the assets were gifted back to the company at a value of $0 in the transaction discussed in Note 3.

Table of Equipment	2015	2014
Mobile Equipment	-	38,000
Shop Equipment	-	12,000
Manufacturing Equipment	21,000	14,000
Building	-	83,000
Office Equipment	1,017	-
TOTAL	34,017	135,000
Accumulated Depreciation - NET	(2,162)	(135,000)
TOTAL Property & equipment - NET	31,855	-

NOTE 7 - NOTES PAYABLE

During December 2015, the company issued 2 Convertible Notes. One note to ADAR Bays was for $50,000 and is convertible after June 9, 2016. It is a twelve month note at 8% interest. The second Note is with EMA Financial Inc. It is a twelve month note at 10% interest but is convertible at any time and the company determined that the EMA note has an embedded derivative that has been shown on the Balance Sheet.

Convertible Note Table
Derivative	39,818
Discount for finance fees	5,500
Amortization of discount	(3,776)
Remaining discount on notes	41,542

NOTE 8 - COMMON STOCK

The Company has authorized 500,000,000 common shares at no par value, of which 100,935,000 shares are issued and outstanding as of December 31, 2015. On May 26, 2014, the company adopted a forward stock split of 10 for 1 and all presentations, including weighted average and losses per share, in these Financial Statements have been stated for the split.

During the twelve months ended December 31, 2014, the Company issued 2,500,000 shares described as follows:

5/26    2,000,000 shares to Kimberley Grimm for Services ($20,000)

5/26   500,000 shares to Martin J Kelly for Cash ($5,000)

During the twelve months ended December 31, 2015, the Company issued 80,900,000 shares described as follows:

3/9     600,000 shares to Globex for DTC Registration ($12,000)

6/25   100,000 shares to Colonial Stock Transfer for Services ($1,000)

6/25   200,000 shares to Stockvest for Consulting fees ($2,000)

6/25  40,000,000 shares as half payment of an asset purchase. (see note 4)

9/1   40,000,000 shares as the balance of the payment of an asset purchase. (see note 4)

NOTE 9 - INCOME TAXES

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

As of December 31, 2015, the Company had a net operating loss carry forward of approximately $400,000, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2015 and 2014.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2015 and 2014.

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

NOTE - 10 SUBSEQUENT EVENTS

Subsequent to December 31, 2015. The company Issued a convertible note in the amount of $45,000 and signed an agreement with Dutchess Opportunity Fund, II, LP for an Equity Line of Credit (ELF) in the amount of $ 5 million.

The company also signed an agreement with PN&N Enterprise, Ltd. of Jamaica to set up a manufacturing plant in Jamaica to produce a minimum of 1,500 homes over 7 years. PN&N are Developers in Jamaica and will develop properties on the Island that will have Auscrete houses built on site. The price of the homes will vary between $85-100,000 and middle income residents will be able to use Government assistance to take out 95-100% mortgages. Currently there is a shortage of livable homes in the order of 15,000 units and increasing every year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 and he determined that our disclosure controls and procedures were not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
A. John Sprovieri	67	Director and President/Secretary	From January 1, 2010 until next annual meeting.
Clifford D. Jett	75	Director	From January 1, 2010 until next annual meeting.
William S. Beers	78	Director	From January 1, 2010 until next annual meeting.

John Sprovieri – CEO/Director, Age 67

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

During the past 12 years since 2003, Mr. Sprovieri has been principally involved with launching and managing the Auscrete of Oregon development activities. During this time, he has set up a manufacturing facility, trained personnel, redeveloped technology and started production of Auscrete products in 2007.

Clifford Jett – Director, Age 75

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

William Beers – Director, Age 78

Mr. Beers has lived in Sherman County since 1956 and lives with his wife, Linda in the City of Rufus. He recently became semi-retired and retired from his position as a councilman for the City of Rufus where he served for a number of years. Bill is directly involved in the presentation of the city to possible development of local businesses and commercial and industrial enterprises by encouraging potential business people to move to the city's business park.

Mr. Beers' experience in business management stretches back decades. He has owned and managed a number of business including a truck stop service station and restaurant, all of which he sold when they were operating profitably and are still operating today. Around 12 years ago and at retirement age, he and his wife Linda purchased the Hi-Way Market general store and deli in Rufus and shared the business and personnel management responsibilities. Seeking retirement, they leased the business to their employees two years ago.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No Officers or Directors received any form of compensation during the year ending December 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2015. We did not have any equity compensation plans as of December 31, 2015.

Name & Address	# Class A Common Stock owned	Percentage
A. John Sprovieri - PO Box 813, Rufus OR 97050	52,465,000	52
Clifford & Kay Jett - PO Box 846, Rufus OR 97050	25,010,000	25
William S. Beers - PO Box 825, Rufus OR 97050	8,260,000	8
Kimberly A. Grimm - PO Box 801, Rufus OR 97050	5,000,000	5
VAWT Earth, Wind and Power - Unit 2393 Sidney, B.C. V8L 3Y3	970,000	1

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC (formerly MartinelliMick PLLC) for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $14,800 for fiscal year ended 2015 and $11,500 for professional services for fiscal year 2014.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $0 for fiscal year ended 2015 and $0 for fiscal year ended 2014.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended 2015 and 2014.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended 2015 and 2014.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS.

Exhibit 23.1 - Consent of Fruci & Associates II, PLLC.

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

Date: April 14, 2016