Form 10-K
period 2015-12-31
AUSCRETE Corp
filed 2016-04-15
CIK 1492091

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

Fruci & Associates II, PLLC

Fruci & Associates II, PLLC
(f/k/a MartinelliMick PLLC)
Spokane, Washington
April 14, 2016

AUSCRETE CORPORATION
BALANCE SHEETS

ASSETS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
CURRENT ASSETS:

Cash	$56,889	$79
Prepaid Expenses	70	70
Inventory	47,000	-
TOTAL CURRENT ASSETS	103,959	149

TOTAL PROPERTY & EQUIPMENT - NET	31,855	-

TOTAL ASSETS	$135,814	$149

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	6,762	27,639
Notes Payable	95,000	-
Notes Payable Discount	(41,542)	-
Derivative Liability	39,818	-
Related Party Advances	8,180	3,689

TOTAL CURRENT LIABILITIES	108,219	31,328

TOTAL LIABILITIES	108,219	31,328

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
100,935,000 and 20,035,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014 respectively	471,700	376,700

Accumulated deficit	(444,104)	(407,879)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	27,595	(31,179)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$135,814	$149

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2015		DECEMBER 31, 2014

REVENUE	$-		$3,334

EXPENSES
Cost of Goods Sold	-		2,277
Accounting and Legal	6,885		12,185
G&A Expenses	33,678		7,650
Stock Based Compensation	15,000		20,000
Depreciation expense	2,162		-
TOTAL EXPENSES	57,725		42,112

OTHER INCOME (EXPENSES)
Gain on Extinguishment of Debt	11,500		-
Gain on Disposal of Assets	10,000		-
TOTAL OTHER INCOME (EXPENSES)	21,500		-

LOSS BEFORE TAXES	$(36,225	) $	(38,778)
Provision for Income Taxes	-		-

NET LOSS	$(36,225	) $	(38,778)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)		(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	55,697,000		18,835,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	COMMON SHARES		ACCUMULATED
	SHARES	AMOUNT	DEFICIT		TOTAL

BALANCE, DECEMBER 31, 2013	17,535,000	$351,700	$(369,101	) $	(17,401)

Issuance Common stock for services	2,000,000	20,000	-		20,000
Issuance Common stock for cash	500,000	5,000	-		5,000
Net loss for year ended December 31, 2014	-	-	(38,778)		(38,778)

BALANCE, DECEMBER 31, 2014	20,035,000	$376,700	$(407,879	) $	(31,179)

Issuance Common stock for services	900,000	15,000	-		15,000
Issuance Common stock for cash	-	-	-		-
Issuance Common stock for purchases	80,000,000	80,000	-		80,000
Net loss for year ended December 31, 2015	-	-	(36,225)		(36,225)

BALANCE, DECEMBER 31, 2015	100,935,000	$471,700	$(444,104	) $	27,596

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2015		DECEMBER 31, 2014
OPERATING ACTIVITIES
Net Loss	$(36,225	) $	(38,778)
Finance Costs	3,776		-
Depreciation	2,162		-
Services for Stock	15,000		20,000
Gain on AP Settlement	(11,500)		-
Gain on Disposal of Equipment	(10,000)		-
Change In Prepaid Expenses	-		(70)
Change in Accounts Payable	(9,377)		10,228
Change in Related Party Advances	14,490		3,689
Net Cash Used by Operating Activities	(31,674)		(4,931)

INVESTING ACTIVITIES:
Purchase of Equipment	(1,017)		-
Net cash used by investing activities	(1,017)		-

FINANCING ACTIVITIES:
Proceeds from Note Payable	89,500		-
Proceeds from Stock Sales	-		5,000
Net cash provided by Financing Activities	89,500		5,000

NET INCREASE (DECREASE) IN CASH	56,810		69

CASH AT BEGINNING OF PERIOD	79		10

CASH AT END OF PERIOD	$56,889		$79

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	-		-
Taxes Paid	-		-

SUPPLEMENTAL NON-CASH DISCLOSURE
Shares Issued for Assets	$80,000		-

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