Form 10-Q
period 2016-03-31
AUSCRETE Corp
filed 2016-05-23
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of May 12th 2016 is 99,435,000.

AUSCRETE CORPORATION

March 31, 2016

AUSCRETE CORPORATION
BALANCE SHEET

ASSETS

	March 31, 2016	December 31, 2015
CURRENT ASSETS:	(Unaudited)

Cash	$63,419	$56,889
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	110,489	103,959

NON-CURRENT ASSETS:

Property and Equipment, net	31,048	31,855
TOTAL NON-CURRENT ASSETS	31,048	31,855

TOTAL ASSETS	$141,537	$135,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$8,303	$6,762
Notes Payable	140,000	95,000
Notes Payable Interest	3,000	-
Notes Payable Discount	(54,761)	(41,542)
Derivative Liability	80,761	39,818
Related Party Advances	8,041	8,180

TOTAL CURRENT LIABILITIES	185,344	108,219

TOTAL LIABILITIES	185,344	108,219

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
99,435,000 and 100,935,000 as of March 31, 2016 and December 31, 2015 respectively	481,700	471,700

Accumulated deficit during development	(525,507)	(444,104)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(43,807)	27,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$141,537	$135,814

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)

Three Months Ended
March 31, 2016	March 31, 2015

REVENUE	$-	$-

EXPENSES

Accounting and Legal	15,000	3,085
G&A expenses	34,372	16,301
Financing Cost	23,598	-
Interest Expense	3,000	-
Loss on Derivative	4,125	-
Depreciation	1,307	-

TOTAL EXPENSES	81,402	19,386

NET LOSS Before Taxes	$(81,402)	$(19,386)
Provision for Income Taxes	-	-
NET LOSS	$(81,402)	$(19,386)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	100,101,000	20,235,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

Three Months Ended
March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net Income (Loss)	$(81,402)	(19,386)
Finance Costs	23,598	-
Depreciation	1,307	-
Services for Stock	10,000	-
Change in Accounts Payable	1,541	4,840
Change in Related Party Advances	(139)	2,642
Loss on Derivative	4,125	-
Change in Accrued Interest	3,000	-
Net Cash Used by Operating Activities	(37,970)	(11,904)

INVESTING ACTIVITIES:
Purchase of Equipment	(500)	-
Net Cash Used in Investing Activities	(500)	-

FINANCING ACTIVITIES:
Proceeds from Note Payable	45,000	-
Proceeds from Common Stock	-	12,000
Net cash provided by (used in) financing activities - Stock Sales	45,000	12,000

Increase (Decrease) in Cash and Cash Equivalents	6,529	96

Cash and Cash Equivalents at Beginning of Period	56,889	79

Cash and Cash Equivalents at End of Period	$63,419	$175

Interest Paid	-	-
Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the Three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

History

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of specialty Affordable and lightweight concrete based, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. Auscrete Corporation had its beginnings in 2005 when a private company that was owned by this company's President re-developed the 1980's technology to comply with, and exceed, International Building Codes. The Auscrete Corporation Public Company that now exists was started to enable financing of the operations so the company can address an ongoing problem in the world's largest marketplace, AFFORDABLE HOUSING.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $63,419 and $56,889 in cash equivalents as of March 31, 2016 and December 31, 2015 respectively.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $525,507 as of March 31, 2016.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has obtained access to additional funds through a $5 million equity financing agreement with Dutchess Financial, which may have the effect of diluting the holdings of existing shareholders. The plan is to use these funds to establish a manufacturing plant in Rufus, OR. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

No assurance can be given that the additional financing will be available when needed by the company as certain parts of the agreement for drawdowns rely on share sales volume. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and would raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 - ACQUISITION OF PROPERTY AND EQUIPMENT FROM RELATED COMPANY

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

NOTE 4 – INVENTORY

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Finished product of $44,900 is a full set of insulated AAC cast panels for wall and roof of an approx. 1,600 sq. ft house. Panel cost is actual size of all panels in sq. ft. of just under 7,000 sq. ft. calculated at $6.52 per cu. ft.

Raw Materials:

Raw materials consists of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non related supplier.

NOTE 5 - PROPERTY AND EQUIPMENT

During 2015, the company sold previously impaired assets, for $10,000 which is shown as a gain on disposal of assets. Most of the assets were gifted back to the company at a value of $0 in the transaction discussed in Note 3.

Table of Equipment	March 31, 2016	December 31, 2015
Mobile Equipment	-	-
Shop Equipment	12,000	12,000
Manufacturing Equipment	21,000	21,000
Building	-	-
Office Equipment	1,517	1,017
TOTAL	34,517	34,017
Accumulated Depreciation - NET	(3,469)	(2,162)
TOTAL Property & equipment - NET	31,048	31,855

NOTE 6 - NOTES PAYABLE

During December 2015, the company issued 2 Convertible Notes. One note to ADAR Bays was for $50,000 and is convertible after June 9, 2016. It is a twelve month note at 8% interest. The second Note is with EMA Financial Inc. It is a twelve month note at 10% interest but is convertible at any time and the company determined that the EMA note has an embedded derivative that was originally valued at $ 39,818. As of March 31 2016, the value is $ 42,351

In January, 2016 the company issued a convertible note in the amount of $45,000 for Fourth Man LLC. It is a nine month note at 10% interest but is convertible at any time and the company determined that the Fourth Man note has an embedded derivative that was originally valued at issue of $ 36,818. As of March 31 2016, the value is $ 38,410.

NOTE 7 - COMMON STOCK

Common Stock:

During the three months ended March 31, 2016, the Company issued 500,000 common shares to Integrative Business Alliance LLC. for services in Investor Relations for the company valued at $10,000.

The Company has authorized capital of 500,000,000 common shares at no par value, of which 99,435,000 shares are now issued and outstanding as of March 31, 2016. Issued shares was decreased since last report as the company cancelled a non-released certificate in the name of Powerhouse Financial Network (from 9/1/2015) for 2 million shares during the first quarter of 2016 due to the inbility of a consultant to produce promised services. These shares were included in a non-cash 40,000,000 share issue in 2015 and they are cancelled with no effect upon the no-par common stock value.

The company also arranged an Equity Line of Credit in the amount of up to $5 million. The term is 3 years and the discount on the share price is 5%. The maximum amount available to be drawn in one tranche is $250,000 and the financier can only own 4.99% of the outstanding shares at any time.

NOTE 8 - INCOME TAXES

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

As of March 31, 2016, the Company had a net operating loss carry forward of approximately $525,000, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2016 and 2015.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2016 and December 31, 2015.

The Company files income tax returns in the U.S. and Oregon federal jurisdictions. These filings are subject to a three year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at year end. The company is current through the 2013 filing. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 20, 2016, the date of which the financial statements were available to be issued and have determined that no subsequent events occured that are reasonably likely to impact these financial statements.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

As at March 31, 2016, the Company had not commenced manufacturing operations. Therefore there were no material operational changes from the last audited financials of December 31, 2015.

The company has established its operating base and is currently preparing for the construction of two manufacturing buildings. A contract has been prepared for an experienced commercial construction company to create and manage the complete construction of the new manufacturing buildings. Management has assembled a complete specification set for the manufacturing process and have alerted machinery suppliers of the company's needs and probable dates required.

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

Auscrete's structures are monetarily very competitive. A turnkey house, ready to move in sells for around $95-100 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by insect infestation or rot, it saves extensively on energy costs and has very low maintenance needs.

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and initially became effective with the SEC for an IPO on August 16, 2012. Subsequently the company had an S-1 become Effective on December 30, 2014. The company was established to finance and operate an expansion of a current pilot facility operated by the founders in Rufus, OR.

The company has been quoted on the OTCPink Bulletin Board under the symbol "ASCK" since February 2015 and is DTC registered..

The company has arranged an equity line of credit (ELF) with Dutchess Financial for up to $5 million that will enable the construction of a factory campus on the Rufus, Oregon Industrial Estate and meet the commencement and ongoing financial needs of the company.

Use of Funds

The company has plans to secure a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. 2 buildings will be constructed initially, 1 at 25,000 and 1 at 16,000 sq. ft. The cost of supply and erection of these buildings will be $ 695,000. Plant & Production Line Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost approximately $900,000 and Shop Equipment will be $180,000. The balance will be used for working capital and expenses including wages and salaries, marketing, IR services and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 9 years since the inception of the founders pilot plant. The company has interviewed and chosen an experienced sales person who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $2 million but also has letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to initially be in excess of 40 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will also explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

Using a conservative estimate at an average value per sale of $125,000, the company is projecting first year sales of $ 4-6 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $ 80,000 to $200,000 with the average being over $125,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical net margin is around 18% and, once in production, the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

Operations Management

When the new Fabrication Building and Production Building have been completed at the industrial site, production will be commenced. The Auscrete Team will comprise of a minimal tiered management structure that enables control and knowledge to be firmly at the hands of senior management ensuring rapid and simplified direct reporting.

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

A construction manager will be responsible for liaising with contractors, developers and other customers to ensure the satisfactory completion of their contract. As well, the company will have its own construction division that will not conflict with other contractors but will enable the company the ability to carry out construction operations where no alternative exists. The construction manager will oversee these operations.

Future Strategy

The company has entered agreement with PN&N Enterprise, a Jamacian developer consortium, to set up a manufacturing plant in Jamaica to construct 1,500 houses, valued at around $135 million, over 7 years. Financing for this project does not form part of the Rufus initiative described herein. The agreement calls for financing to be acquired from other sources specifically for the venture.

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting corporations, workers and local economies. Yet still the availability of affordable housing is becoming increasingly scarce.The company is promoting a product that will not only make housing affordable but also offers some luxuries as well, such as incorporated heat pump air conditioning that would not be available in other houses at such comparable pricing. By constructing with the Auscrete aerated concrete building system, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

Developers and contractors will offer the homes as complete ready constructed site built units on suitable land. They will not be offered under the banner of such categories as 'pre-fabricated' or 'factory built' homes. They are just plain good value masonry homes built of a time proven product, concrete.The company is establishing its expanded operations and manufacturing facility in the Industrial Estate area of Rufus, Oregon. Rufus is a small city about 110 miles east of Portland. Construction of phase 1 of the plant should take 5-6 months. The advantage of Rufus is it is located on 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of the pre-cast panels initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year the company will be able to produce enough panel sets for the construction of over 30 homes.

Auscrete can economically deliver whole house panel sets as far away as Arizona or Alberta, Canada. However, with a planned future facility to be set up in San Antonio, Texas, further efficiencies will be achieved by servicing a fast emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Texas could quite easily address the Arizona and New Mexico market, once the market recovery in those areas have taken effect. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crew to construct the house.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 500,000 treasury shares in a transaction exchange for Investor Relations Serices on January 15, 2016.

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

Date: May 20, 2016

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)