Form 10-Q
period 2016-06-30
AUSCRETE Corp
filed 2016-08-22
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of August 12th 2016 is 103,917,526.

AUSCRETE CORPORATION

Jone 30, 2016

AUSCRETE CORPORATION
BALANCE SHEET

ASSETS

	June 30, 2016	December 31, 2015
CURRENT ASSETS:	(Unaudited)

Cash	$6,544	$56,889
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	53,614	103,959

NON-CURRENT ASSETS:

Property and Equipment, net	29,741	31,855
TOTAL NON-CURRENT ASSETS	29,741	31,855

TOTAL ASSETS	$83,355	$135,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$9,254	$6,762
Notes Payable	140,000	95,000
Notes Payable Interest	6,251	-
Notes Payable Discount	(68,505)	(41,542)
Derivative Liability	125,379	39,818
Related Party Advances	8,169	8,180

TOTAL CURRENT LIABILITIES	220,549	108,218

TOTAL LIABILITIES	220,549	108,218

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, no par value, authorized 500,000,000 shares
99,435,000 and 100,935,000 as of June 30, 2016 and December 31, 2015 respectively	481,700	471,700

Accumulated deficit during development	(618,894)	(444,104)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(137,194)	27,596

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$83,355	$135,814

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended	Six Months Ended
June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE	$-	-	$-	11,500

EXPENSES
Accounting and Legal	6,689	3,500	21,689	6,585
G&A expenses	51,266	2,102	85,639	18,698
Financing Cost	31,112	-	54,709	-
Interest Expense	3,251	-	6,251	-
(Gain)/Loss on Derivatives	(236)	-	3,888	-
Depreciation	1,307	-	2,614	-

TOTAL EXPENSES	$93,389	5,602	$174,790	25,283

NET LOSS Before Taxes	93,389	5,602	174,790	13,783
Provision for Income Taxes	-	-	-	-
NET LOSS	$93,389	5,602	$174,790	13,783

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$0.00	0.00	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	92,477,000	72,618,000	$85,500,000	20,235,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months Ended
June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net Income (Loss)	$(174,790)	(13,783)
Finance Costs	54,709	-
Depreciation	2,614	-
Services for Stock	10,000	12,000
Change in Accounts Payable	2,620	(2,004)
Change in Related Party Advances	(11)	3,726
Loss on Derivatives	3,888	-
Change in Accrued Interest	6,125	-
Net Cash Used by Operating Activities	(94,845)	(61)

INVESTING ACTIVITIES:
Purchase of Equipment	(500)	-
Net Cash Used in Investing Activities	(500)	-

FINANCING ACTIVITIES:
Proceeds from Note Payable	45,000	-
Net cash provided by (used in) financing activities - Stock Sales	45,000	-

Increase (Decrease) in Cash and Cash Equivalents	(50,345)	(61)

Cash and Cash Equivalents at Beginning of Period	56,889	79

Cash and Cash Equivalents at End of Period	$6,544	$18

Interest Paid	-	-
Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the Three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $6,544 and $56,889 in cash equivalents as of June 30, 2016 and December 31, 2015 respectively.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $618,894 as of June 30, 2016.

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

No assurance can be given that the additional financing will be available when needed by the company as certain parts of the agreement for drawdowns rely on share sales volume. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Table of Equipment	June 30, 2016	December 31, 2015
Mobile Equipment	-	-
Shop Equipment	12,000	12,000
Manufacturing Equipment	21,000	21,000
Building	-	-
Office Equipment	1,517	1,017
TOTAL	34,517	34,017
Accumulated Depreciation - NET	(4,776)	(2,162)
TOTAL Property & equipment - NET	29,741	31,855

NOTE 6 - NOTES PAYABLE

During December 2015, the company issued 2 Convertible Notes. One note to ADAR Bays was for $50,000 and is convertible after June 9, 2016. It is a twelve month note at 8% interest and the company determined that the ADAR Bays note has an embedded derivative that was originally valued on June 9,2016 at $ 44,855. As of June 30 2016, the value is $ 45,046

The second Note is with EMA Financial Inc. It is a twelve month note at 10% interest but is convertible at any time and the company determined that the EMA note has an embedded derivative that was originally valued at $ 39,818. As of June 30 2016, the value is $ 41,878

In January, 2016 the company issued a convertible note in the amount of $45,000 for Fourth Man LLC. It is a nine month note at 10% interest but is convertible at any time and the company determined that the Fourth Man note has an embedded derivative that was originally valued at issue of $ 38,455. As of June 30 2016, the value is $ 38,410.

NOTE 7 - COMMON STOCK

Common Stock:

During the three months ended June 30, 2016, the Company issued 500,000 common shares to Integrative Business Alliance LLC. for services in Investor Relations for the company valued at $10,000.

The Company has authorized capital of 500,000,000 common shares at no par value, of which 98,435,000 shares are now issued and outstanding as of June 30, 2016. Issued shares was decreased since last report as the company cancelled a non-released certificate in the name of Powerhouse Financial Network (from 9/1/2015) for 2 million shares during the first quarter of 2016 due to the inbility of a consultant to produce promised services. These shares were included in a non-cash 40,000,000 share issue in 2015 and they are cancelled with no effect upon the no-par common stock value.

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

As of June 30, 2016, the Company had a net operating loss carry forward of approximately $618,894, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2016 and 2015.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2016 and December 31, 2015.

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

NOTE 9 – CORRECTION OF ERROR NOTE

Management had not reported the previous year's cash flow correctly. This has been corrected and now equates to the balance sheet.

NOTE 10 – SUBSEQUENT EVENTS

Since June 30, the three convertible note buyers have started to convert and a total of 4,482,526 shares have been issued for that purpose.

Management has evaluated subsequent events through August 20, 2016, the date of which the financial statements were available to be issued and have determined that no subsequent events occured that are reasonably likely to impact these financial statements.

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

Results of Operations

As at June 30, 2016, the Company had not commenced manufacturing operations. Therefore there were no material operational changes from the last audited financials of December 31, 2015.

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

During the three months and six months ended June 30, 2016 the company was not operating and sustained losses of $81,401 and $94,771. These include regular expenses plus additional expenses and sub contract labor were necessary as the company went ahead with fundraising activities.

We had three month and six month losses at the period June 30, 2015 of $5,602 and $13,783. These losses were representative of the ongoing costs of the company experiencing little activity in fundraising activities at that time.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of August 20, 2016, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 500,000 treasury shares in a transaction exchange for Investor Relations Services on January 15, 2016.

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

Date: August 22, 2016

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)