Form 10-Q
period 2016-09-30
AUSCRETE Corp
filed 2016-11-21
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common tock.    The number of shares outstanding as of November 11th 2016 of the Issuer's Common Stock is 370,235,160.

AUSCRETE CORPORATION

September 30, 2016

AUSCRETE CORPORATION
BALANCE SHEET

ASSETS

	September 30, 2016	December 31, 2015
CURRENT ASSETS:	(Unaudited)

Cash	$55,060	$56,889
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	102,130	103,959

NON-CURRENT ASSETS:

Property and Equipment, net	28,434	31,855
TOTAL NON-CURRENT ASSETS	28,434	31,855

TOTAL ASSETS	$130,564	$135,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$8,307	$6,762
Related Party Loans Payable	50,000	95,000
Notes Payable Interest	-	-
Notes Payable Discount	-	(41,542)
Derivative Liability	-	39,818
Related Party Advances	9,006	8,180

TOTAL CURRENT LIABILITIES	67,313	108,218

TOTAL LIABILITIES	67,313	108,218

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, par value $0.0001, authorized 2,000,000,000 shares. (increased from 500,000,000)
250,235,160 and 100,935,000 as of September 30, 2016 and December 31, 2015 respectively, restated to APIC below for new Par Value.	25,024	10,094
Additional Paid In Capital	660,099	461,606

Accumulated deficit	(621,872)	(444,104)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	63,251	27,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$130,564	$135,814

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended	Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE	$-	-	$-	-

EXPENSES
Accounting and Legal	4,000	-	25,689	6,585
G&A expenses	44,874	9,307	130,513	28,156
Financing Cost	71,005	-	125,714	-
Interest Expense	7,171	-	13,422	-
(Gain)/Loss on Derivatives	(125,379)	-	(121,491)	-
Depreciation	1,307	982	3,921	982

TOTAL EXPENSES	$2,978	10,289	$177,678	35,723

OTHER INCOME (EXPENSES)
Gain on Extinguishment of Debt	-	-	-	11,500
Gain on Disposal of Assets	-	10,000	-	10,000
TOTAL OTHER INCOME (EXPENSES)	$-	10,000	$-	21,500

NET LOSS Before Taxes	2,978	(289)	177,678	(14,223)
Provision for Income Taxes	-	-	-	-
NET LOSS	$2,978	(289)	$177,678	(14,223)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$0.00	0.00	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	148,666,000	53,965,000	$115,333,000	42,857,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months Ended
September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net Income (Loss)	$(177,678)	(14,223)
Finance Costs	125,714	-
Depreciation	3,921	982
Services for Stock	10,000	-
Conversion Interest Expense	10,832	-
Change in Accounts Payable	1,547	(1,126)
Change in Related Party Advances	826	1,991
Gain on Derivative	(121,491)	-
Net Cash Used by Operating Activities	(146,329)	(12,376)

INVESTING ACTIVITIES:
Purchase of Equipment	(500)	-
Net Cash Used in Investing Activities	(500)	-

FINANCING ACTIVITIES:
Proceeds from Loans and Notes	145,000	-
Proceeds from Stock Sales	-	12,300
Net cash provided by (used in) financing activities	145,000	12,300

Increase (Decrease) in Cash and Cash Equivalents	(1,829)	(76)

Cash and Cash Equivalents at Beginning of Period	56,889	79

Cash and Cash Equivalents at End of Period	$55,060	$3

Interest Paid	13,422	-
Taxes Paid	-	-
NON-CASH ACQUISITION OF EQUIPMENT AND INVENTORY FOR COMMON STOCK	$-	80,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $55,060 and $56,889 in cash equivalents as of September 30, 2016 and December 31, 2015 respectively.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $625,617 as of September 30, 2016.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has had extensive talks with European investors to obtain loan funding for its future needs. If the company is unsuccessful in this endeavour, they have obtained access to additional funds through a $3 million equity financing agreement with GHS Financial, which may have the effect of diluting the holdings of existing shareholders. The plan is to use these funds to establish a manufacturing plant in Rufus, OR. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

On September 27th. 2016, a related party advanced a short term loan of $50,000 to the company. The loan was repaid out of a convertible note issued to ADAR Bays during October.

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

Table of Equipment	September 30, 2016	December 31, 2015
Mobile Equipment	-	-
Shop Equipment	12,000	12,000
Manufacturing Equipment	21,000	21,000
Building	-	-
Office Equipment	1,517	1,017
TOTAL	34,517	34,017
Accumulated Depreciation - NET	(6,083)	(2,162)
TOTAL Property & equipment - NET	28,434	31,855

NOTE 6 - NOTES PAYABLE

During December 2015 and January 2016, the company issued 3 Convertible Notes. One note issued in December 2015 to ADAR Bays was for $50,000 and, with the addition of $2,811 in interest, was converted into 35,623,095 common shares during this third quarter of 2016.

The second Note is with EMA Financial Inc. It was a twelve month note at 10% interest. EMA completed conversion of this note during this third quarter and, with interest, EMA converted $55,611.89 into 45,569,677 common shares.

In January, 2016 the company issued a third convertible note in the amount of $45,000 to Fourth Man LLC. It was a nine month note at 10% interest and, during the this third quarter, Fourth Man LLC coverted the total of $45,000 , without requiring interest, into 26,001,873 common shares.

During September, ADAR bays bought the back end note associated with their first note for $50,000. It was converted completely during September without interest for 43,605,515 common shares.

The company accessed a $50,000 short term loan in September with the assistance of Mr. Sprovieri. The funds were due for repayment in October and Mr. Sprovieri arranged a $50,000 convertible note with Adar Bays to repay this loan. The whole transaction was completed in early October.

NOTE 7 - COMMON STOCK

Common Stock:

During the nine months ended September 30, 2016, the Company issued 500,000 common shares to Integrative Business Alliance LLC. for services in Investor Relations for the company valued at $10,000.

The company canceled a 2,000,000 share certificate on March 4, 2016 that was originally issued on October 8, 2015 as the original contract for the issue was never completed

The Company had authorized capital of 500,000,000 common shares at no par value as of September 30, 2016. Additionally, the company issue a total of 150,800,160 shares to the 3 Convertible Note holders mentioned in NOTE 6 above that increased the total issued and outstanding share base to 250,235,160 common shares.

The company increased the authorized capital to 2,000,000,000 shares on October 11 and the current and previous financial statements have been restated to reflect that change.

The company also arranged an Equity Line of Credit in the amount of up to $5 million. The term is 3 years and the discount on the share price is 20%. The maximum amount available to be drawn in one tranche is $250,000 and the financier can only own 4.99% of the outstanding shares at any time. The company has not used this facility at the date of this submission.

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

As of September 30, 2016, the Company had a net operating loss carry forward of approximately $625,617, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2016 and 2015.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2016 and December 31, 2015.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 11, 2016, the Board of Directors of the Company approved an amendment and restatement of the Company's Articles of Incorporation. The purpose of the amendment and restatement of the Articles of Incorporation was to: (i) Increase the number of authorized shares of Common Stock to 2,000,000,000; (ii) Increase the number of authorized shares of Preferred Stock to 10,000,000; (iii) Set the par value of the Common Stock to $0.0001; (iv) Designate the classes of Series A Preferred Stock and Series B Preferred Stock and define the powers, preferences, rights, and restrictions thereof; (v)&bsp;Define, with respect to the Preferred Stock, the manner in which the Board may define the powers, preferences, rights, and restrictions thereof.

Additionally, on October 11, 2016, the Company agreed to convert a certain debt due and payable on the books and records of the company as at October 4th., to the Company's Chief Executive Officer John Sprovieri, as compensation for ongoing future services to the company in management and fund raising in the principal amount of $60,000 (the "Debt Conversion"). Pursuant to the terms of the Debt Conversion, the Company agreed to convert the outstanding debt into 4 shares of the Company's Series A Preferred Stock and 120,000,000 shares of the Company's common stock. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the Agreement was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

The Company issued a convertible note on October 3rd. to ADAR Bays in the sum of $54,500. The funds were used in payment of fees and repayment of a $50,000 short term loan taken out on September 27, 2016.

The company also officially accepted the resignation of William Beers as a Director on October 11, 2016 due to ongoing Health Issues.

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

Results of Operations

As at September 30, 2016, the Company had not commenced manufacturing operations. Therefore there were no material operational changes from the last audited financials of December 31, 2015.

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

During the three months and nine months ended September 30, 2016 the company was not operating and sustained losses of $2,978 and $177,768. These include regular expenses plus additional expenses and sub contract labor were necessary as the company went ahead with fundraising activities.

The company had three month and nine month losses at the period September 30, 2015 of $(289) and $14,223. These losses were representative of the ongoing costs of the company experiencing little activity in fundraising activities at that time.

Liquidity. For the nine months ending September 30th. 2016, the company received payments from convertible note and loans of $145,000 that enabled a net loss of $177,768 to be covered. Even though there were considerable costs during the period in financing fees and interest, the company was able to end the period with cash on hand of $55,060.

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

Auscrete's structures are monetarily very competitive. A turnkey house, ready to move in sells for around $95-$100 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by insect infestation or rot, it saves extensively on energy costs and has very low maintenance needs.

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

In addition to ongoing negotiations with European Lenders, the company has arranged an equity line of credit GHS Financial for up to $5 million that will enable the construction of a factory campus on the Rufus, Oregon Industrial Estate and meet the commencement and ongoing financial needs of the company.

Financial Statements in this document represent the full results of the company during this 9 month period. There are no "off balance sheet" arrangements.

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

Financial Projections

Using a conservative estimate at an average value per sale of $125,000, the company is projecting first year sales of $ 4-6 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $ 80,000 to $200,000 with the average being over $125,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical net margin is in excess of 25% and, once in production, the company does not expect to incur first year losses. The existing pilot facility can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 500,000 treasury shares in a transaction exchange for Investor Relations Services on January 15, 2016 and a further 150,800,160 during the third quarter, 2016 for conversion of Convertible Notes. These were isuued to ADAR Bays (79,228,610 common shares), EMA Financial (45,569,677 common shares) and Fourth Man LLC (26,001,876 common shares)

Item 3. Defaults Upon Senior Securities

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

Date: November 21, 2016

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)