Form 10-Q/A
period 2016-09-30
AUSCRETE Corp
filed 2016-11-25
CIK 1492091

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding of the Issuer's Common Stock as of November 11th 2016 is 370,235,160.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of AUSCRETE CORPORATION (the “Company”) for the quarter ended September 30, 2016 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 21, 2016. The Amendment is being filed to submit Exhibit 101 and to correct the clerical error in the financial statement and notes. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

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

1

AUSCRETE CORPORATION

September 30, 2016

AUSCRETE CORPORATION

BALANCE SHEET

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$55,060	$56,889
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	102,130	103,959

NON-CURRENT ASSETS:

Property and Equipment, net	28,434	31,855
TOTAL NON-CURRENT ASSETS	28,434	31,855

TOTAL ASSETS	$130,564	$135,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts Payable	$8,307	$6,762
Related Party Loans Payable	50,000	95,000
Notes Payable Interest	—	—
Notes Payable Discount	—	(41,542)
Derivative Liability	—	39,818
Related Party Advances	9,006	8,180

TOTAL CURRENT LIABILITIES	67,313	108,218

TOTAL LIABILITIES	67,313	108,218

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, par value $0.0001, authorized 2,000,000,000 shares. (increased from 500,000,000)
250,235,160 and 100,935,000 as of September 30, 2016 and December 31, 2015 respectively, restated to APIC below for new Par Value.	25,024	10,094
Additional Paid In Capital	660,099	461,606

Accumulated deficit	(621,872)	(444,104)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	63,251	27,596

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$130,564	$135,814

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended	Nine Months Ended
September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE	$—	—	$—	—

EXPENSES
Accounting and Legal	4,000	—	25,689	6,585
G&A expenses	44,874	9,307	130,513	28,156
Financing Cost	71,005	—	125,714	—
Interest Expense	7,171	—	13,422	—
(Gain)/Loss on Derivatives	(125,379)	—	(121,491)	—
Depreciation	1,307	982	3,921	982

TOTAL EXPENSES	$2,978	10,289	$177,768	35,723

OTHER INCOME (EXPENSES)
Gain on Extinguishment of Debt	—	—	—	11,500
Gain on Disposal of Assets	—	10,000	—	10,000
TOTAL OTHER INCOME (EXPENSES)	$—	10,000	$—	21,500

NET LOSS Before Taxes	(2,978)	(289)	(177,768)	(14,223)
Provision for Income Taxes	—	—	—	—
NET LOSS	$(2,978)	(289)	$(177,768)	(14,223)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$0.00	0.00	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC & DILUTED	148,666,000	53,965,000	$115,333,000	42,857,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net Income (Loss)	$(177,768)	$(14,223)
Finance Costs	125,714	—
Depreciation	3,921	982
Services for Stock	10,000	—
Conversion Interest Expense	10,922	—
Change in Accounts Payable	1,547	(1,126)
Change in Related Party Advances	826	1,991
Gain on Derivative	(121,491)	—
Net Cash Used by Operating Activities	(146,329)	(12,376)

INVESTING ACTIVITIES:
Purchase of Equipment	(500)	—
Net Cash Used in Investing Activities	(500)	—

FINANCING ACTIVITIES:
Proceeds from Loans and Notes	145,000	—
Proceeds from Stock Sales	—	12,300
Net cash provided by (used in) financing activities	145,000	12,300

Increase (Decrease) in Cash and Cash Equivalents	(1,829)	(76)

Cash and Cash Equivalents at Beginning of Period	56,889	79

Cash and Cash Equivalents at End of Period	$55,060	$3

Interest Paid	13,422	—
Taxes Paid	—	—
NON-CASH ACQUISITION OF EQUIPMENT AND INVENTORY FOR COMMON STOCK	$—	80,000

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

NOTE 2 – GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $621,872 as of September 30, 2016.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has had extensive talks with European investors to obtain loan funding for its future needs. If the company is unsuccessful in this endeavour, they have obtained access to additional funds through a $5 million equity financing agreement with GHS Financial, which may have the effect of diluting the holdings of existing shareholders. The plan is to use these funds to establish a manufacturing plant in Rufus, OR. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

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

NOTE 5 – PROPERTY AND EQUIPMENT

During 2015, the company sold previously impaired assets, for $10,000 which is shown as a gain on disposal of assets. Most of the assets were gifted back to the company at a value of $0 in the transaction discussed in Note 3.

Table of Equipment	September 30, 2016	December 31, 2015
Mobile Equipment	—	—
Shop Equipment	$12,000	$12,000
Manufacturing Equipment	21,000	21,000
Building	—	—
Office Equipment	1,517	1,017
TOTAL	34,517	34,017
Accumulated Depreciation - NET	(6,083)	(2,162)
TOTAL Property & equipment - NET	$28,434	$31,855

NOTE 6 – NOTES PAYABLE

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

In January, 2016 the company issued a third convertible note in the amount of $45,000 to Fourth Man LLC. It was a nine month note at 10% interest and, during the this third quarter, Fourth Man LLC converted the total of $45,000 , without requiring interest, into 26,001,873 common shares.

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

NOTE 7 – COMMON STOCK

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

NOTE 8 – INCOME TAXES

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

As of September 30, 2016, the Company had a net operating loss carry forward of approximately $621,872, which will begin to expire in the tax year 2033. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 11, 2016, the Board of Directors of the Company approved an amendment and restatement of the Company's Articles of Incorporation. The purpose of the amendment and restatement of the Articles of Incorporation was to: (i) Increase the number of authorized shares of Common Stock to 2,000,000,000; (ii) Increase the number of authorized shares of Preferred Stock to 10,000,000; (iii) Set the par value of the Common Stock to $0.0001; (iv) Designate the classes of Series A Preferred Stock and Series B Preferred Stock and define the powers, preferences, rights, and restrictions thereof; (v) Define, with respect to the Preferred Stock, the manner in which the Board may define the powers, preferences, rights, and restrictions thereof.

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

Date:  November 25, 2016

