Form 10-K
period 2016-12-31
AUSCRETE Corp
filed 2017-04-17
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.    The number of shares outstanding of the issuer's common stock as of the April 14, 2017 is 370,235,160 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2016

TABLE OF CONTENTS

Page
PART I
Item 1 – Business	4
Item 1A - Risk Factors	5
Item 2 – Properties	5
Item 3 - Legal Proceedings	5
Item 4 - Mine Safety Disclosures	5

PART II
Item 5 - Market for Registrant's Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6 - Selected Financial Data	4
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 8 - Financial Statements and Supplementary Data	5
Report of Independent Registered Public Accounting Firm	6
Balance Sheet as at December 31, 2016 and 2015	7
Statement of Operations for the period ended December 31, 2016 and 2015	8
Statement of Changes in Shareholders' Equity for the period ended December 31, 2016 and 2015	9
Statement of Cash Flows for the period ended December 31, 2016 and 2015	10
Notes to Financial Statements	11

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A - Controls and Procedures	14
Item 9B - Other Information	14

PART III
Item 10 - Directors, Executive Officers and Corporate Governance	15
Item 11 - Executive Compensation	17
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13 - Certain Relationships and Related Transactions, and Director Independence	17
Item 14 - Principal Accounting Fees and Services	17

PART IV

Item 15 – Exhibits
Exhibits 31.1 and 32.1 Certifications of the Sarbanes-Oxley Act of 2002	Attached

Signatures	18

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

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in cellular lightweight concrete manufacturing that has been assigned to the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Cellular Concrete ("ACC"). ACC is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology almost ten years ago, Mr. Sprovieri has refined and modified the basic ACC hybrid insulating formula utilizing various bubble aggregate producing machines to manufacture the product currently usable in Auscrete's building construction.

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

Auscrete can economically deliver whole house panel sets as far away as Arizona or Alberta, Canada. However, with a planned future facility to be set up in either New Mexico or Texas, further efficiencies will be achieved by servicing a fast emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Mississippi could quite easily address the South East US market as well, now that the market recovery in that area has taken effect. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crews to complete the house.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 20, 2015, the company listed its stock on the OTCPink Bulletin Board under the symbol "ASCK". The company did not repurchase stock or declare or pay dividends on its capital stock in 2015 or 2016. On May 26, 2014 the Company had executed a forward Stock split of 10 for 1.

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

Critical Accounting Policies

See Note 1 in the foot notes to the financial statements for a discussion of our critical accounting policies

Results of Operations

Comparison of the fiscal year ended December 31, 2016 to the fiscal year ended December 31, 2015

The company had a net loss of $709,117 for the year ended December 31, 2016 compared to a net loss of $36,225 for the year ended December 31, 2015. The change is explained below.

The company's operations were restricted to fund-raising and compliance whereas the company paid for finance agents to commence access to national and international investment funds which had not produced results prior to the completion of the 2016 financial year. All other expenses were attributed to the cost of the ongoing support of record upkeep and compliance of the company.

The intended operations of the company, being the manufacture of construction products for commercial and residential structures, has not commenced and cannot commence until the company has completed financing and built a manufacturing facility on the Industrial Estate.

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our current short term obligations are being covered by funding received from 7 convertible notes with a total value of $496,000 issued in October and November 2016.

Net cash used in operating activities was $552,336 in the year ended December 31, 2016. Net cash used in operating activities in the year ended December 31, 2015 was $31,674.

The Company had used $500 and $1017 in investing activities in the years ended December 31, 2016 and 2015, respectively.

Net cash provided by financing activities was $496,000 in the year ended December 31, 2016. Net cash provided by financing activities in the year ended December 31, 2015 was $89,500.

As of December 31, 2016, we do not have adequate cash to operate our business at the current level for the next twelve months and to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. Subsequent to December 31, 2016, we have a formal commitment and have signed the Term Sheet of an offer to fund up to $2 million with Kodiak Capital Group, LLC in the form of an Equity Line Facility with very acceptable terms.

Off Balance Sheet Items

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and first became effective for an IPO with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The IPO was not commenced and expired in February 2014. The company became Effective with a Registration Statement in December 2014 registering shareholder held shares for sale enabling re-application to FINRA for listing on the OTC. The company engaged the services of a registered broker-dealer and market maker, Glendale Securities, LLC, who subsequently applied with the Financial Industry

Regulatory Authority (FINRA) and now has the common stock quoted on the OTCPink Bulletin Board and is acting as a Market Maker for the company.

The Company did not execute its Initial Public Offering to raise capital. Required funds will be acquired from Loan or Equity Line financing to enable the Company to construct a factory campus on the Rufus, Oregon Industrial Estate to meet the commencement and ongoing financial needs of the Company.

Use of Funds Raised Through Financing

The longer term target funding is $3.5-5 million and the company plans to secure a little over 10 acres of land on the Rufus Industrial Estate. Initially it will cost $270,000 to purchase and develop the land. Two buildings will be constructed initially, one at 24,750 sq. ft. and one at 15,750 sq. ft. The cost of supply and erection of these buildings will be $495,000. Plant & Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $900,000 and Shop Equipment will be $180,000. The balance of around $1.5 million will be used for working capital and expenses including wages, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last ten years since the inception of the founder’s pilot plant. It is intended to take an experienced sales person on board who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $1.5 million but also has available letters of intent from a developer and from a contractor to supply 130 plus houses, valued at $19.6 million, to be built on their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 90 units per year.

Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

Using a conservative estimate at an average value per sale of $150,000, the company is projecting first year sales in the $7.5 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of potential sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80-200,000 with the average being over $125,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 20% and, once in production, the company does not expect to incur first year losses. The existing pilot facility equipment can manage output (although at a considerable lesser rate than projections for the new plant) until the new campus facility is complete and has commenced operations.

Related Party

See Note 4 in the footnotes to the financial statements for a discussion on related party transactions.

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Auscrete Corporation

We have audited the accompanying balance sheets of Auscrete Corporation as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Auscrete Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auscrete Corporation as of December 31, 2015 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates ll, PLLC Spokane, WA
April 17, 2017

AUSCRETE CORPORATION
BALANCE SHEETS
for the years ended December 31,

ASSETS	2016	2015
CURRENT ASSETS:
Cash	23	56,889
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	47,093	103,959

Property, Plant and Equipment (net)	27,127	31,855

TOTAL ASSETS	74,220	135,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	5,653	6,762
Accrued Interest Payable	11,196	-
Notes Payable (net of discount)	363,280	53,458
Derivative Liability	117,759	39,818
Related Party Advances	-	8,180
TOTAL CURRENT LIABILITIES	497,888	108,218
TOTAL LIABILITIES	497,888	108,218

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000)
370,235,160 and 100,935,000 shares issued and outstanding as of December 31, 2016 and 2015 respectively, restated to APIC below for new par value.	37,024	10,094
Additional Pain In Capital	692,529	461,606
Accumulated deficit	(1,153,221)	(444,104)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(423,668)	27,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	74,220	135,814

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the years ended December 31,

	2016	2015
REVENUE	-	-

EXPENSES	-	-
Accounting and Legal	30,989	6,885
G&A Expenses	311,087	33,678
Share based compensation	-	15,000
Depreciation expense	5,228	2,162
TOTAL EXPENSES	347,304	57,725

OTHER INCOME (EXPENSES)
Gain on Extinguishment of Debt	-	11,500
Gain/(Loss) on Derivative	153,328	-
Financing cost	(237,464)	-
Loss on issuance of notes	(37,778)	-
Loss on Deposit	(219,998)	-
Interest Expense	(19,901)	-
Gain on Disposal of Assets	-	10,000
TOTAL OTHER INCOME (EXPENSES)	(361,813)	21,500

LOSS BEFORE TAXES	(709,117)	(36,225)
Provision for Income Taxes	-	-
NET LOSS	(709,117)	(36,225)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	165,919,000	55,697,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
for the years ended December 31, 2016 and 2015

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL

BALANCE, DECEMBER 31, 2014	20,035,000	$ 2,004	$ 374,696	$ (407,879)	$ (31,179)

Issuance Common stock for services	900,000	90	14,910	-	15,000
Issuance Common stock for cash	-	-	-	-	-
Issuance Common stock for purchases	80,000,000	8,000	72,000	-	80,000
Net loss for year ended December 31, 2015	-	-	-	(36,225)	(36,225)

BALANCE, DECEMBER 31, 2015	100,935,000	10,094	461,606	(444,104)	27,596
					-
Issuance Common stock for services	120,500,000	12,050	57,950	-	70,000
Note conversion	150,800,160	15,080	192,773	-	207,853
Cancelation	(2,000,000)	(200)	(19,800)	-	(20,000)
Issuance Common stock for purchases	-	-	-	-	-
Net loss for year ended December 31, 2016	-	-	-	(709,117)	(709,117)

BALANCE, DECEMBER 31, 2016	370,235,160	$ 37,024	$ 692,529	$ (1,153,221)	$ (423,668)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the years ended December 31,

	2,016	2,015
OPERATING ACTIVITIES
Net Income (Loss)	$ (709,117)	$ (36,225)
Finance Costs	-	3,776
Depreciation	5,228	2,162
Gain on AP Settlement		(11,500)
Gain on disposal of equipment		(10,000)
Services for Stock	70,000	15,000
Change in Accounts Payable and Accrued expenses	10,087	(9,377)
Change in Related Party Advances	(8,180)	14,490
Change in Derivative	77,941	-
Change in Note discount	1,675
Convertible Notes Payable	-	-
Net Cash Used by Operating Activities	(552,366)	(31,674)

INVESTING ACTIVITIES:
Purchase of Equipment	(500)	(1,016)
Net cash used by investing activities	(500)	(1,016)

FINANCING ACTIVITIES:

Proceeds from notes payable	496,000	89,500
Net cash provided by financing activities	496,000	89,500

NET INCREASE (DECREASE) IN CASH	(56,866)	56,810

CASH AT BEGINNING OF PERIOD	56,889	79
CASH AT END OF PERIOD	$ 23	$ 56,889

Supplemental Cashflow Information
Interest Paid	-	-
Taxes Paid	-	-

Supplemental Non-Cash Disclosure
Shares Issued for Assets	-	80,000
Shares Issued for Services	$ 70,000	$ 15,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2016 and 2015.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $23 cash equivalents as of December 31, 2016 and $56,889 as of December 31, 2015.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

•

Level 1:  Quoted prices in active markets for identical assets or liabilities.

•

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of August 31, 2016, reflect:

•

Cash:  Level 1   Measurement based on bank reporting.

▪

Level 2   Loans from Officers and related parties

•

Level 2   Based on promissory notes and calculation of derivative liabilities.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. As of December 31, 2016, we had outstanding convertible notes in the amount of $465,000 which could potentially convert into approximately 83,000,000 shares of additional dilutive common stock equivalents.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an accumulated deficit of $1,153,221 as of December 31, 2016.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

In April 2017, the FASB Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In January 2017, the FASB Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

In 2016 the FASB UPDATE 2016-15—STATEMENT OF CASH FLOWS (TOPIC 230): CLASSIFICATION OF CERTAIN CASH RECEIPTS AND CASH PAYMENTS (A CONSENSUS OF THE EMERGING ISSUES TASK FORCE. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement ofcash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.

NOTE 4 -RELATED PARTY

During 2015, the company contracted to purchase Assets from another company under common control (Auscrete Corporate a private company owned by Clifford Jett and John Sprovieri,).  Clifford Jett and John Sprovieri are both members of the board of directors of Auscrete Corporation (the public company).  The company has determined that fair market value is not allowable where there are entities under common control and cost should be based on the carrying book value of the seller's assets. They were acquired on July 15, 2015. Assets consisted of Production Plant and Equipment, Mobile Equipment, Tools and Equipment and Inventory used in the production of Auscrete AAC housing and other structures. This property, with an estimated value of over $300,000 was acquired for a value $80,000 by the issue of 80 million common shares. There was no cash component in the purchase.

During the year ended 2015, John Sprovieri an officer and director of the company, advanced $8,180 to the company.  As of December 31, 2016, and 2015 the balance owed to John Sprovieri was $0 and $8,180 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

	December 31,
	2016	2015
Property Plant and Equipment (Gross)	$ 34,517	$ 34,017
Accumulated Depreciation	(7,390)	(2,162)
Property Plant and Equipment (net)	$ 27,127	$ 31,855

Depreciation expense for the years ended December 31, 2016 and 2015 was $5,228 and $2,162 respectively.

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

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non related supplier.

Note 6 - Notes Payable and Completed

During December 2015, the company issued 2 Convertible Notes.

1. CONVERTED and completed. A note to ADAR Bays was for $50,000 and was completely converted August 31, 2016. It was a twelve month note at 8% interest.

2. CONVERTED and completed. The second Note was with EMA Financial Inc. It was a twelve month note at 10% interest and it completely converted before September 31, 2016. The company had determined that the EMA note had an embedded derivative that was shown on the 2015 Balance Sheet.

During January and during September to December 2016, the company issued 7 Convertible Notes.

1. CONVERTED and completed. This Note, issued in January, 2016 was a $45,000 note to Fourth Man LLC. which has completely converted.

2. CONVERTED and completed. A second note to ADAR Bays for $50,000 was a back-end note and completely converted during September, 2016.

3. A third note to ADAR Bays for $54,000 is convertible after March 22, 2017. It is a twelve month note at 8% interest.

4. A fourth note to ADAR Bays for $230,000 is convertible after April 13, 2017. It is a twelve month note at 12% interest but is secured by already issued shares belonging to John Sprovieri, the CEO of the company.

5. A note to JSJ Investments for $84,500 is convertible after October 7, 2017. It is a twelve month note at 12% interest.

6. A note to Crown Bridge Partners, LLC for $43,000 is convertible after October 17, 2017. It is a twelve month note at 10% interest.

7. A note to Fourth Man, LLC for $45,000 and is convertible after July 26, 2017. It is a nine month note at 10% interest

As a result of these convertible notes, we recognized and imbedded derivative liability, as of December 31, 2016 and 2015. Our derivative liability was $117,759 and $39,818

Note 7 – Loss on deposit

We made a security deposit in the amount of $219,998 in October 2016 to an overseas company as a security deposit on a loan. Management has elected to impair this deposit due to the uncertainty of its security and collectability in the amount of $219,998.

NOTE 8 - COMMON STOCK

Common Stock:

On October 11, 2016, the Company increased its Authorized Capital to 2,000,000,000 common shares at $0.0001 par value. There are 370,235,160 shares issued and outstanding as of December 31, 2016.

During the twelve months ended December 31, 2015, the Company issued 80,900,000 common shares described as follows:

On March 9, 2015, the company issued 600,000 shares to Globex for DTC Registration ($12,000)

On June 25, 2015, the company issued 100,000 shares to Colonial Stock Transfer for Services ($1,000)

On June 25, 2015, the company issued 200,000 shares to StockVest for Consulting fees ($2,000)

On June 25, 2015, the company issued 40,000,000 shares as half payment of an asset purchase. (see note 4)

On September 1, 2015, the company issued 40,000,000 shares as the balance of the payment of an asset purchase. (see note 4)

During the year ended December 31, 2016, the Company issued 271,300,160 shares and cancelled 2,000,000 as described as follows:

On October 11, 2016, we issued 120,500,000 shares of our common stock @ $.0006 for consulting services.

During the year ended December 31, 2016 we issued 150,800,160 shares of our common stock for conversions of our convertible notes payable and accrued interest, in the amount of $207,853 with an average conversion price of $.0014.

On May 15, 2016, we cancelled 2,000,000 shares of our common stock @ $.01 in the amount of $20,000, these shares were previously issued in 2014 for services, which were never performed.

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

As of December 31, 2016, the Company had a net operating loss carry forward of approximately $1,153,221, and a deferred tax asset of approximately $392,095 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(392,095). The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	December 31,
	2016	2015
Deferred Tax Asset	$ 392,095	$ 150,995
Valuation Allowance	(392,095)	(150,995)
Deferred Tax Asset (net)	$ -	$ -

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2016 and 2015.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2016 and 2015.

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

NOTE - 10 SUBSEQUENT EVENTS

Subsequent to December 31, 2016. The company Issued a convertible note with Power Up Lending Group Ltd in the amount of $38,000 and signed an Equity Purchase Agreement for $2 Million with Kodiak Capital Group, LLC. If this financing facility is used, it will require the company to submit an S-1 to the SEC. The company also issued a convertible promissory note to Kodiak Capital Group, in the amount of $30,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 and he determined that our disclosure controls and procedures were not effective.

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

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 5,2016, William Beers resigned as a Director due to ill health. A replacement Director will be elected during early 2017.

Name	Age	Position Held	Director Term
A. John Sprovieri	68	Director and President/Secretary	From January 1, 2010 until next annual meeting.
Clifford D. Jett	76	Director	From January 1, 2010 until next annual meeting.

John Sprovieri – CEO/Director, Age 68

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

During the past 14 years since 2003, Mr. Sprovieri has been principally involved with launching and managing the Auscrete of Oregon development activities. During this time, he has set up a manufacturing facility, trained personnel, redeveloped technology and started production of Auscrete products in 2007.

Clifford Jett – Director, Age 76

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

Code of Ethics

Since we have only two persons serving as executive officers and directors and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only three directors and officers. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION.

Our Officer/Director, John Sprovieri received management services compensation in the form of shares with a value of $70,000 during the year ending December 31, 2016, there was no cash component. No other Officers or Directors received any compensation during the period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2016. We did not have any equity compensation plans as of December 31, 2016.

Name & Address	# Class A Common Stock owned	Percentage
John Sprovieri - PO Box 813, Rufus OR 97050	170,515,000	46.0
Clifford & Kay Jett - PO Box 846, Rufus OR 97050	24,810,000	6.7
William S. Beers - PO Box 825, Rufus OR 97050	7,750,000	2.1
Kimberly A. Grimm - PO Box 801, Rufus OR 97050	5,000,000	1.4
Martin J. Kelly - Rothwell, Australia	3,000,000	0.8

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,500 for fiscal year ended 2016 and $14,800 for professional services for fiscal year 2015.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $0 for fiscal year ended 2016 and $0 for fiscal year ended 2015.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal years ended 2016 and 2015.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended 2016 and 2015.

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

Date: April 17, 2017