Form 10-Q
period 2017-03-31
AUSCRETE Corp
filed 2017-05-22
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding as of May 22, 2017 of the Issuer's Common Stock is 370,235,160.

AUSCRETE CORPORATION

March 31, 2017

AUSCRETE CORPORATION
BALANCE SHEETS
	March 31, 2017	December 31, 2016
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$ 47,277	$ 23
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	94,347	47,093

Property, Plant and Equipment (net)	25,820	27,127

TOTAL ASSETS	$ 120,167	$ 74,220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 2,738	$ 5,653
Accrued Interest Payable	25,736	11,196
Notes Payable (net of discount)	354,365	363,280
Derivative Liability	323,673	117,759
Related Party Advances	6,238	-
TOTAL CURRENT LIABILITIES	712,750	497,888
TOTAL LIABILITIES	712,750	497,888

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000)
370,235,160 shares issued and outstanding as of March 31, 2017 and December 31, 2016,	37,024	37,024
Additional Paid in Capital	692,529	692,529
Accumulated deficit	(1,322,136)	(1,153,221)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(592,583)	(423,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 120,167	$ 74,220

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three months ended March 31,
(unaudited)

	2017	2016
REVENUE	$ -	$ -

EXPENSES
Accounting and Legal	15,500	15,000
G&A Expenses	26,819	34,372
Share based compensation	-	-
Depreciation expense	1,307	1,307
TOTAL EXPENSES	43,626	50,679

OTHER INCOME (EXPENSES)
Gain/(Loss) on Derivative	(39,533)	(4,125)
Financing cost	(71,216)	(23,598)
Interest Expense	(14,540)	(3,000)
TOTAL OTHER INCOME (EXPENSES)	(125,289)	(30,723)

LOSS BEFORE TAXES	(168,915)	(81,402)
Provision for Income Taxes	-	-
NET LOSS	$ (168,915)	$ (81,402)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	370,235,160	100,101,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the three months ended March 31,
(unaudited)

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$ (168,915)	$ (81,402)
Finance Costs	71,216	23,598
Depreciation	1,307	1,307
Gain on AP Settlement		-
Gain on disposal of equipment		-
Services for Stock	-	10,000
Change in Accounts Payable	(2,915)	1,541
Change in Related Party Advances	6,238	(139)
Change in Derivative	39,533	4,125
Change in Note discount	(11,750)
Change in Accrued Interest	14,540	3,000
Net Cash Used by Operating Activities	(50,746)	(37,970)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(500)
Net cash used by investing activities	-	(500)

FINANCING ACTIVITIES:
Proceeds from notes payable	98,000	45,000
Net cash provided by financing activities	98,000	45,000

NET INCREASE (DECREASE) IN CASH	47,254	6,530

CASH AT BEGINNING OF PERIOD	23	56,889

CASH AT END OF PERIOD	$ 47,277	$ 63,419

Supplemental Cashflow Information
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31,2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

History

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of specialty Affordable and lightweight concrete based, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. Auscrete Corporation had its beginnings in 2005 when a private company that was owned by this company's President and Directors re-developed the 1980's technology to comply with, and exceed, International Building Codes. The Auscrete Corporation Public Company that now exists was started to enable financing of the operations so the company can address an ongoing problem in the world's largest marketplace, AFFORDABLE HOUSING.

Recent Accounting Pronouncements

The company is reviewing the affects of the following recent updates. We do not have an expectation that the following will have a material effect on the financial statements

In April 2017 the FASB Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In January 2017 the FASB Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

In 2016 the FASB UPDATE 2016-15—STATEMENT OF CASH FLOWS (TOPIC 230): CLASSIFICATION OF CERTAIN CASH RECEIPTS AND CASH PAYMENTS (A CONSENSUS OF THE EMERGING ISSUES TASK FORCE. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $47,277 and $23 in cash equivalents as of March 31, 2017 and December 31, 2016 respectively.

Income taxes – The Company follows the guidance of the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes. According to Topic 740, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2016 and March 31, 2017.

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $1,322,136 as of March 31, 2017.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has had extensive talks with European investors to obtain loan funding for its future needs. If the company is unsuccessful in this endeavor, they have obtained access to additional funds through a $2 million equity financing agreement with Kodiak Capital, which may have the effect of diluting the holdings of existing shareholders. These funds will be used to establish a manufacturing plant in Rufus, OR. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, John Sprovieri an officer and director of the company, advanced $6,238 to the company.  As of March 31, 2017 and December 31, 2016, the balance owed to John Sprovieri was $6,238 and $0 respectively.

NOTE 4 – INVENTORY

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Finished product of $44,900 is a full set of insulated AAC cast panels for wall and roof of an approx. 1,600 sq. ft. house. Panel cost is actual size of all panels in sq. ft. of just under 7,000 sq. ft. calculated at $6.52 per cu. ft.

Raw Materials:

Raw materials consists of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non-related supplier.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is as listed below in the depreciation table.

	March 31, 2017	December 41, 2016
Property Plant and Equipment (Gross)	$ 34,517	$ 34,517
Accumulated Depreciation	(8,697)	(7,390)
Property Plant and Equipment (net)	$ 25,820	$ 27,127

NOTE 6 - NOTES PAYABLE

In addition to the notes issued in 2016 as stated on the Company's most recent 10-K, A 12 month Convertible Note for $38,000 was issued January 25, 2017 to PowerUp Lending Group and on February 7, 2017 a $60,000 Convertible Note was issued to Auctus Fund, LLC. These funds were used to continue company operations during organization of the projected company Factory Campus. The company had recently impaired a security deposit in the amount of $219,998 due to the uncertainty of its security and collectability of the total amount. This impairment placed considerable hardship on the company's funds availability.

As a result of these convertible notes, we recognized and embedded derivative liability, As of December 31, 2016 and March 31, 2017, our derivative liability was $117,759 and $323,673.

NOTE 7 – CAPITAL STOCK

Common Stock:

During the three months ended March 31, 2017, the Company did not issue any shares.

The Company had authorized capital of 2,000,000,000 common shares at $.0001 par value as of March 31, 2017.

Subsequently on April 12,2017, the company increased the authorized capital to 5,000,000,000 shares.

The company also arranged an Equity Line of Credit in the amount of up to $2 million. The term is 3 years and the discount on the share price is 20%. The maximum amount available to be drawn in one tranche is $250,000 and the financier can only own 4.99% of the outstanding shares at any time. The company has not used this facility at the date of this submission.

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

Preferred Stock:

As of March 31, 2017, the Company had 10,000,000 preferred shares at $.0001 par value authorized and 0 issued.

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

As of March 31, 2017, the Company had a net operating loss carry forward of approximately $1,322,136, and a deferred tax asset of approximately $540,754 using the statutory rate of 40.9%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(540,754). The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	March 31, 2017	December 31, 2017
Deferred Tax Asset	$ 540,754	$ 471,667
Valuation Allowance	(540,754)	(471,667)
Deferred Tax Asset (net)	$ -	$ -

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2017 and 2016.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 12, 2017, the Board of Directors of the Company had approved an amendment and restatement of the Company's Articles of Incorporation. The purpose of the amendment and restatement of the Articles of Incorporation was to increase the number of authorized shares of Common Stock to 5,000,000,000.

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

Results of Operations

As at March 31, 2017, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2016.

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

During the three months ended March 31, 2017, the company was not operating and sustained losses of $168,915. These include regular expenses plus additional expenses and sub contract labor were necessary as the company went ahead with fundraising activities.

Liquidity. For the three months ending March 31, 2017, the company received payments from convertible note and loans of $98,000 that enabled a net loss of $168,915 to be covered. Even though there were considerable costs during the period in financing fees and interest, the company was able to end the period with cash on hand of $47,277.

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

The company has been quoted on the OTCPink Bulletin Board under the symbol "ASCK" since February 2015 and is DTC registered.

In addition to ongoing negotiations with European Lenders, the company has arranged an equity line of credit with Kodiak Finance for up to $2 million that will enable the construction of a factory facility on Industrial Land and meet the commencement and ongoing financial needs of the company.

Financial Statements in this document represent the full results of the company during this 3 month period. There are no "off balance sheet" arrangements.

Use of Funds

As at March 31, 2017 the company had planned the acquisition of land on the Rufus Industrial Estate. Initially the cost was $270,000 to purchase and develop the land. 2 buildings are to be constructed initially, 1 at 25,000 and 1 at 16,000 sq. ft. The cost of supply and erection of these buildings will be around $695,000. Plant & Production Line Equipment, which comprises concrete mixers and cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost approximately $900,000 and Shop Equipment will be $180,000. The balance will be used for working capital and expenses including wages and salaries, marketing, IR services and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 10 years since the inception of the founders’ pilot plant. The company has interviewed and chosen an experienced sales person who will have the luxury of dealing with existing contracts and contacts.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $3 million but also has letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to initially be in excess of 40 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will also explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

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

Future Strategy

The company has entered agreement with PN&N Enterprise, a Jamaican developer consortium, to set up a manufacturing plant in Jamaica to construct 1,500 houses, valued at around $135 million, over 7 years. Financing for this project does not form part of the Rufus initiative described herein. The agreement calls for financing to be acquired from other sources specifically for the venture.

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

Auscrete can economically deliver whole house panel sets as far away as Arizona or Alberta, Canada. However, with a planned future facility to be set up in San Antonio, Texas, further efficiencies will be achieved by servicing a fast-emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Texas could quite easily address the Arizona and New Mexico market, now that the market recovery in those areas have taken effect. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crew to construct the house.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31st, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued shares during the three months ended March 31, 2017

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

Date: May 22, 2017

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)