Form 10-Q
period 2017-06-30
AUSCRETE Corp
filed 2017-08-21
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding as of August 16, 2017 of the Issuer's Common Stock was 6,851,239. On June 6, 2017, our board of directors and holders of a majority in interest of our voting capital stock approved a 1-for 100 reverse split of our common shares. As a result of the Reverse Split, each shareholder of record as of June 6, 2017, would receive one (1) share of common stock for each one hundred (100) shares of common stock they held prior to the Reverse Split. All share figures in the accompanying filing document have been retroactively stated to reflect the reverse stock split.

AUSCRETE CORPORATION

June 30, 2017

AUSCRETE CORPORATION
BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$ 23,763	$ 23
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	70,833	47,093

Property, Plant and Equipment (net)	24,513	27,127

TOTAL ASSETS	$ 95,346	$ 74,220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 11,583	$ 5,653
Accrued Interest Payable	39,431	11,196
Notes Payable (net of discount)	386,151	363,280
Derivative Liability	391,150	117,759
Related Party Advances	9,966	-
TOTAL CURRENT LIABILITIES	838,281	497,888
TOTAL LIABILITIES	838,281	497,888

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000)
6,152,038 and 3,702,352 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively, restated to APIC below for the 100 for 1 reverse stock split	615	370
Additional Paid In Capital	849,294	729,183
Accumulated deficit	(1,592,844)	(1,153,221)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(742,935)	(423,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 95,346	$ 74,220

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and six months ended June 30,
(unaudited)
	three months ended June 30,		six months ended June 30,
	2017	2016	2017	2016
REVENUE	$ -	$ -	$ -	$ -

EXPENSES
Accounting and Legal	14,280	6,689	14,280	21,689
G&A Expenses	21,807	51,266	64,125	85,639
Depreciation expense	1,307	1,307	2,614	2,614
TOTAL EXPENSES	37,394	59,262	81,019	109,942

OTHER INCOME (EXPENSES)
(Gain)/Loss on Derivative	(19,864)	236	(59,399)	(3,888)
Financing cost	(199,754)	(31,112)	(270,970)	(54,709)
Interest Expense	(13,695)	(3,251)	(28,235)	(6,251)
TOTAL OTHER INCOME (EXPENSES)	(233,313)	(34,127)	(358,604)	(64,848)

LOSS BEFORE TAXES	(270,707)	(93,389)	(439,623)	(174,790)
Provision for Income Taxes	-	-	-	-
NET LOSS	$ (270,707)	$ (93,389)	$ (439,623)	$ (174,790)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.06)	$ (0.10)	$ (0.10)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	4,520,042	924,770	4,186,906	855,000

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF CASH FLOWS
for the six months ended June 30,
(unaudited)

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$ (439,623)	$ (174,790)
Finance fees on note conversions	65,229	54,709
Depreciation	2,614	2,614
Services for Stock	-	10,000
Change in Accounts Payable	5,928	2,620
Change in Related Party Advances	9,966	(11)
Change in Derivative	273,391	3,888
Change in Note discount	(20,000)
Change in Accrued Interest	28,235	6,125
Net Cash Used by Operating Activities	(74,260)	(94,845)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(500)
Net cash used by investing activities	-	(500)

FINANCING ACTIVITIES:

Proceeds from notes payable	98,000	45,000
Net cash provided by financing activities	98,000	45,000

NET INCREASE (DECREASE) IN CASH	23,740	(50,345)

CASH AT BEGINNING OF PERIOD	23	56,889

CASH AT END OF PERIOD	$ 23,763	$ 6,544

Supplemental Cashflow Information
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

The company is reviewing the effects of the following recent updates. We do not have an expectation that the following will have a material effect on the financial statements

In April 2017, the FASB Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

In 2016, the FASB UPDATE 2016-15—STATEMENT OF CASH FLOWS (TOPIC 230): CLASSIFICATION OF CERTAIN CASH RECEIPTS AND CASH PAYMENTS (A CONSENSUS OF THE EMERGING ISSUES TASK FORCE. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $23,763 and $23 in cash equivalents as of June 30, 2017 and December 31, 2016 respectively.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2016 and June 30, 2017.

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $1,592,844 as of June 30, 2017.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has had extensive talks with European investors to obtain loan funding for its future needs. If the company is unsuccessful in this endeavor, they have obtained access to additional funds through a $2 million equity financing agreement with Kodiak Capital, which may have the effect of diluting the holdings of existing shareholders. These funds will be used to establish a manufacturing plant in Goldendale, WA. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2017, John Sprovieri an officer and director of the company, advanced $6,238 to the company.  As of June 30, 2017, and December 31, 2016, the balance owed to John Sprovieri was $9,966 and $0 respectively.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is as listed below in the depreciation table.

	June 30, 2017	December 31, 2016
Property Plant and Equipment (Gross)	$ 34,517	$ 34,517
Accumulated Depreciation	(10,004)	(7,390)
Property Plant and Equipment (net)	$ 24,513	$ 27,127

NOTE 6 - NOTES PAYABLE

Since the Company’s most recent 10-Q filing at March 31, 2017, the company has not issued any further Convertible Notes. In addition to the notes issued in 2016 as stated on the Company's most recent 10-K, A 12-month Convertible Note for $38,000 was issued January 25, 2017 to PowerUp Lending Group and on February 7, 2017 a $60,000 Convertible Note was issued to Auctus Fund, LLC. These funds were used to continue company operations during organization of the projected company Factory Campus. The company in the year ended 2016, impaired a security deposit in the amount of $219,998 due to the uncertainty of its security and collectability of the total amount. The funds subject to this impairment placed considerable hardship on the company's funds availability.

As a result of these convertible notes, we recognized an embedded derivative liability. As of December 31, 2016 and June 30, 2017, our derivative liability was $117,759 and $391,150.

NOTE 7 - COMMON STOCK

Common Stock:

During the six months ended June 30, 2017, the Company issued 2,449,687 shares to noteholders during conversion representing a total value of $ 55,129. During the year ended December 31, 2016, the Company had issued 2,713,001 shares and cancelled 20,000.

The Company had authorized capital of 5,000,000,000 common shares at $.0001 par value as of May 31, 2017.and subsequently on June 6, 2017, the company increased the authorized capital to 20,000,000,000 shares.

On June 6, 2017, our board of directors and holders of a majority in interest of our voting capital stock approved a 1-for 100 reverse split of our common shares1. As a result of the Reverse Split, each shareholder of record as of June 6, 2017, would receive one (1) share of common stock for each one hundred (100) shares of common stock they held prior to the Reverse Split.

On July 22, 2017, the Company had FINRA perform a 100 for 1 Reverse Split. There were 615,203,831common shares issued and out at the date of the action and this reduced the number of shares issued and out to 6,152,052 including partial shares that were rounded up. All share figures have been retroactively updated to reflect the split.

The company also previously arranged an Equity Line of Credit in the amount of up to $2 million. The term is 3 years and the discount on the share price is 20%. The maximum amount available to be drawn in one tranche is $250,000 and the financier can only own 4.99% of the outstanding shares at any time. The company has not used this facility at the date of this submission.

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

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these tax-deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

As of June 30, 2017, the Company had a net operating loss carry forward of approximately $1,592,844, and a deferred tax asset of approximately $651,473 using the statutory rate of 40.9%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(651,473). The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	June 30, 2017	December 31, 2017
Deferred Tax Asset	$ 651,473	$ 471,667
Valuation Allowance	(651,473)	(471,667)
Deferred Tax Asset (net)	$ -	$ -

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2017 and 2016.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2017 and 2016.

The Company files income tax returns in the U.S. and Oregon federal jurisdictions. These filings are subject to a three-year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 9 – SUBSEQUENT EVENTS

On July 22, 2017, the Company had FINRA perform a 100 for 1 Reverse Split. There were 615,203,831common shares issued and out at the date of the action and this reduced the number of shares issued and out to 6,152,052 including partial shares that were rounded up. All share figures have been retroactively updated to reflect the split.

Additionally, the company had made an offer to the City of Goldendale, WA to purchase 10 acres of land on the City’s Industrial Estate. The company offered $100,000 ($20,000 per acre) for 5 acres and an option to purchase the remaining 5 acres for $125,000 ($25,000 per acre) within 2 years. On July 3, the City Council met and approved the offer. Subsequent to that, the City prepared a sales contract that is acceptable to the Company and was approved at a meeting of the Council on August 7. At the time of this report, both parties have just entered escrow.

On July 12, 2017, two note holders converted $1,013 into 337,650 shares (post reverse split amt.) and on August 11, 2017, and $1,509 into 361,551 (post-split) shares. These issuances increased the Company’s Issued and Out shares to 6,851,239.

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

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those anticipated in the forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for housing, the availability of prospective buyers; adverse changes in Registrant's real estate and construction market; including, among other things, competition with other manufacturers, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

Results of Operations

As at June 30, 2017, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2016.

The company plans to establish its operating base in Goldendale, WA and is currently preparing for the construction of two manufacturing buildings. A contract has been prepared for an experienced commercial construction company to create and manage the complete construction of the new manufacturing buildings. Management has assembled a complete specification set for the manufacturing process and have alerted machinery suppliers of the company's needs and probable dates required.

During the Six months ended June 30, 2017, the company was not operating and, with allowances for Derivative allowances, sustained losses of $439,623. These include regular expenses plus additional expenses and sub contract labor were necessary as the company went ahead with fundraising activities.

Liquidity. For the 6 months ending June 30, 2017, the company received payments from convertible note and loans of $98,000 that enabled a net loss of $439,623 to be covered. Even though there were considerable costs during the period in financing fees and interest, the company was able to end the period with cash on hand of $23,763.

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

Financial Statements in this document represent the full results of the company during this 6-month period. There are no "off balance sheet" arrangements.

Use of Funds

As at June 30, 2017 the company had planned the acquisition of land on the Rufus Industrial Estate. However, in May, the Rufus initiative changed with many added costs related to undeveloped land so the management approached the City of Goldendale WA, some 16 miles away to explore setting up the company’s Flagship Manufacturing Plant in that city’s Industrial Estate. With positive results, the Company extricated itself from the previous commitments and work done with little cost.

Initially, the company will use $1.1 million and the Stage 1-All In costs are $100,000 to purchase 5 acres of already developed land. 2 buildings are to be constructed, 1 Production Building at 25,000 sq. ft. and 1 Support Building at 16,000 sq. ft. The cost of supply and erection of these buildings will be around $470,000. Plant & Production Line Equipment, which comprises level 1 Concrete Mixers and sand handling Equipment, Fork Lifts, casting tables and specialized equipment, will cost approximately $160,000 and Shop Equipment will be $90,000. The balance of of $280,000 will be used for working capital and expenses including wages and salaries, marketing, IR services and other working capital and reserves to commence production and revenues.

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

Financial Projections

Using a conservative estimate at an average value per sale of $150,000, the company is projecting first year sales of $ 4-6 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80,000 to $200,000 with the average being $150,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical net margin is in excess of 25% and, once in production, the company does not expect to incur losses.

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

Future Strategy

Recently, the company had entered agreement with PN&N Enterprise, a Jamaican developer consortium, to set up a manufacturing plant in Jamaica to construct 1,500 houses, valued at around $135 million, over 7 years. Financing for this project does not form part of the Goldendale, WA initiative described herein. The agreement calls for financing to be acquired from other sources specifically for the venture.

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

Developers and contractors will offer the homes as complete ready constructed site built units on suitable land. They will not be offered under the banner of such categories as 'pre-fabricated' or 'factory built' homes. They are just plain good value masonry homes built of a time proven product, concrete. The company is establishing its expanded operations and manufacturing facility in the Industrial Estate area of Goldendale, WA. Goldendale is a city of around 4,500 people about 110 miles east of Vancouver, WA.

 Construction of phase 1 of the plant should take 5-6 months. The advantage of Goldendale is it is located very close to 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of the pre-cast panels initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year the company will be able to produce enough panel sets for the construction of over 30 homes.

Auscrete can economically deliver whole house panel sets as far away as New Mexico or Alberta, Canada. However, with a planned future facility to be set up in San Antonio, Texas, further efficiencies will be achieved by servicing a fast-emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Texas could quite easily address the Arizona and New Mexico market, now that the market recovery in those areas have taken effect. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crew to construct the house.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold unregistered shares or received such proceeds during the six months ended June 30, 2017

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

Date: August 21, 2017

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)