Form 10-Q
period 2017-09-30
AUSCRETE Corp
filed 2017-11-20
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging Growth Company

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act.  YES    NO [X]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.    The number of shares outstanding as of November 17, 2017 of the Issuer's Common Stock is 11,470,730.

AUSCRETE CORPORATION

September 30, 2017

AUSCRETE CORPORATION
BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash	$ 39,414	$ 23
Prepaid Expenses	70	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	86,484	47,093

Property, Plant and Equipment (net)	23,206	27,127

TOTAL ASSETS	$ 109,690	$ 74,220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 16,441	$ 5,653
Accrued Interest Payable	53,138	11,196
Notes Payable (net of discount)	458,591	363,280
Derivative Liability	362,482	117,759
Related Party Advances	44,914	-
TOTAL CURRENT LIABILITIES	935,566	497,888
TOTAL LIABILITIES	935,566	497,888

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 20,000,000,000 shares (increased from 500,000,000)
11,470,670 and 3,702,351 shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively, restated to APIC below for the 100 for 1 reverse stock split.	1,147	369
Additional Pain In Capital	912,358	729,185
Accumulated deficit	(1,739,381)	(1,153,222)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(825,876)	(423,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 109,690	$ 74,220

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and nine months ended September 30,
(unaudited)

	three months ended		nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE	$ -	$ -	$ -	$ -

EXPENSES
Accounting and Legal	3,700	4,000	33,480	25,689
G&A Expenses	20,454	44,874	69,079	130,513
Depreciation expense	1,307	1,307	3,921	3,921
TOTAL EXPENSES	25,461	50,181	106,480	160,123

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	7,974	125,379	(51,425)	121,491
Financing cost	(115,342)	(71,005)	(386,312)	(125,714)
Interest Expense	(13,707)	(7,171)	(41,942)	(13,422)
TOTAL OTHER INCOME (EXPENSES)	(121,075)	47,203	(479,679)	(17,645)

LOSS BEFORE TAXES	(146,536)	(2,978)	(586,159)	(177,768)
Provision for Income Taxes	-	-	-	-
NET LOSS	$ (146,536)	$ (2,978)	$ (586,159)	$ (177,768)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.02)	$ (0.00)	$ (0.11)	$ (.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	7,823,121	1,486,660	5,412,297	1,153,330

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the nine months ended September 30,
(unaudited)

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$ (586,159)	$ (177,678)
Finance Costs	386,312	125,714
Depreciation	3,921	3,921
Conversion of Interest	-	10,832
Services for Stock	-	10,000
Change in Accounts Payable	10,786	1,547
Change in Related Party Advances	44,914	826
Change in Derivative	244,723	(121,491)
Change in Note discount	(205,048)	-
Change in Accrued Interest	41,942	-
Net Cash Used by Operating Activities	(58,609)	(146,329)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(500)
Net cash used by investing activities	-	(500)

FINANCING ACTIVITIES:
Proceeds from notes payable	98,000	145,000
Net cash provided by financing activities	98,000	145,000
NET INCREASE (DECREASE) IN CASH	39,391	(1,829)

CASH AT BEGINNING OF PERIOD	23	56,889

CASH AT END OF PERIOD	$ 39,414	$ 55,060

Supplemental Cashflow Information
Interest Paid	$ -	13,422
Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017

History

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

Recent Accounting Pronouncements

The company is reviewing the effects of the following recent updates. We do not have an expectation that the following will have a material effect on the financial statements

In April 2017, the FASB Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $39,484 and $93 in cash equivalents as of September 30, 2017 and December 31, 2016 respectively.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2016 and September 30, 2017.

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $1,739,381 as of September 30, 2017.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2017, John Sprovieri an officer and director of the company, advanced $34,948 to the company.  As of September 30, 2017, and December 31, 2016, the balance owed to John Sprovieri was $44,916 and $0 respectively.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is as listed below in the depreciation table.

	September 30, 2017	December 31, 2016
Property Plant and Equipment (Gross)	$ 34,517	$ 34,517
Accumulated Depreciation	(11,311)	(7,390)
Property Plant and Equipment (net)	$ 23,206	$ 27,127

NOTE 6 - NOTES PAYABLE

Since the Company’s most recent 10-Q filing at June 30, 2017, the company has not issued any further Convertible Notes. In addition to the notes issued in 2016 as stated on the Company's most recent 10-K, A 12-month Convertible Note for $38,000 was issued January 25, 2017 to PowerUp Lending Group and on February 7, 2017 a $60,000 Convertible Note was issued to Auctus Fund, LLC.

These funds were used to continue company operations during organization of the projected company Factory Campus. The company had recently impaired a security deposit in the amount of $219,998 due to the uncertainty of its security and collectability of the total amount. The funds subject to this impairment placed considerable hardship on the company's funds availability.

As a result of these convertible notes, we recognized an embedded derivative liability. As of December 31, 2016 and September 30, 2017, our derivative liability was $117,759 and $362,482.

NOTE 7 - COMMON STOCK

Common Stock:

During the three months ended September 30, 2017, the Company issued 244,968,671 shares to noteholders during conversion representing a total value of $ 55,129. During the year ended December 31, 2016, the Company had issued 271,300,160 shares and cancelled 2,000,000.

The Company had authorized capital of 20,000,000,000 common shares at $.0001 par value as of October 31, 2017. On June 6, 2017, the company increased the authorized capital to 20,000,000,000 shares.

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

As of September 30, 2017, the Company had a net operating loss carry forward of approximately $1,739,381 and a deferred tax asset of approximately $711,407 using the statutory rate of 40.9%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked a full valuation allowance of $711,407. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	September 30, 2017	December 31, 2016
Deferred Tax Asset	$ 711,407	$ 471,667
Valuation Allowance	(711,407)	(471,667)
Deferred Tax Asset (net)	$ -	$ -

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and the state statutory rate of 6.9% for a total effective rate of 40.9% for 2017 and 2016.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2017 and 2016.

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

On July 12, 2017, CrownBridge Capital converted $1,013 into 337,650 shares (post reverse split amt.) and on August 11, 2017, JSJ Investments converted $1,509 into 361,551 (post-split) shares. These issuances increased the Company’s Issued and Out shares to 6,851,239.

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

Results of Operations

As at September 30, 2017, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2016.

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

During the Nine months ended September 30, 2017, the company was not operating and, with allowances for Derivative allowances, sustained losses of $586,159. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity. For the Nine months ending September 30, 2017, the company received payments from convertible notes and loans of $98,000 that enabled a net loss of $586,159 to be covered. Even though there were considerable costs during the period in financing fees and interest, the company was able to end the period with cash on hand of $39,414.

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

Financial Statements in this document represent the full results of the company during this 9-month period. There are no "off balance sheet" arrangements.

Use of Funds

As at September 30, 2017 the company had planned the acquisition of land on the Rufus Industrial Estate. However, in May, the Rufus initiative changed with many added costs related to undeveloped land so the management approached the City of Goldendale WA, some 16 miles away to explore setting up the company’s Flagship Manufacturing Plant in that city’s Industrial Estate. With positive results, the Company extricated itself from the previous commitments and work done with little cost.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended September 30th, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not issued unregistered shares or received such proceeds during the nine months ended September 30, 2017

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

Date: November 20, 2017

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)