Form 10-K
period 2017-12-31
AUSCRETE Corp
filed 2018-04-16
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

                P.O. Box 847, Rufus, OR 97050

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (541) 739-8298

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value 0.0001	OTCBB Pink

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
(Do not check if a smaller reporting company) Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ yes ☒ no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ yes ☐ no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding of the issuer's common stock as of the 12th of April, 2018 is 3,255,928,947 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2017

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

ITEM 1. BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's and is the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest consumer marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $100-$110 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large building products in mass production format. The house is constructed on site to produce an attractive site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, it’s thermal efficiency saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in lighter-weight concrete manufacturing that has been acquired by the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscrete Concrete Homes ("ACH"). ACH is the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity. Since commencing re-development of the basic technology almost twelve years ago, Mr. Sprovieri has refined and modified the basic ACH hybrid insulating formula utilizing various bubble aggregate producing machines to manufacture the product currently usable in Auscrete's building construction.

A number of specialized machines have been fabricated for the manufacturing of ACH including machinery that can produce and infuse various sized bubble aggregates, product specific hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the ACH technology to practical use, Auscrete Corporation has produced many and varied housing and commercial buildings.

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting workers, corporations and local economies. Yet still the availability of affordable housing is becoming increasingly scarce. The company is offering a product that not only makes housing affordable, but also offers some luxuries as well, such as optional heat pump/air conditioning that would not be available in other houses at such comparable pricing. By constructing with the Auscrete Building System, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

Developers and contractors will offer the homes as complete, turnkey ready constructed site-built dwellings. Even though they are technologically advanced, they are just plain good value masonry homes built of a time proven product, concrete. The company is establishing its expanded operations and manufacturing facility in the Industrial Estate area of Goldendale, WA. Goldendale is a small city about 115 miles east of Vancouver, WA. Construction of phase 1 of the plant should take 5-6 months. The advantage of Goldendale is it is located by 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of the pre-cast panels initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year of operation the company will be able to produce enough panel sets for the construction of over 50 homes.

Auscrete can economically deliver whole house panel sets as far away as Arizona or Alberta, Canada. However, with a planned future facility to be set up in either New Mexico or Texas, further efficiencies will be achieved by servicing a fast-emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Mississippi could quite easily address the South East US market as well, now that the market recovery in that area has taken effect. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crews to complete the house.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM  2. PROPERTIES.

The Company purchased a 5-acre Industrial Property in Goldendale WA, during February, 2018. The Company also has 5 acres on option to purchase adjacent to the property already owned.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 20, 2015, the company listed its stock on the OTCPink Bulletin Board under the symbol "ASCK". The company has not repurchased stock or declared or paid dividends on its capital stock in 2016 or 2017. On May 26, 2014 the Company had executed a forward Stock split of 10 for 1.

The company performed a reverse share split in July, 2017 in the ratio of 1 share for 100 issued shares.

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

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $3,190,966 as of December 31, 2017 which raises substantial doubt about the Company’s ability to continue as a going concern.

To the extent that the Company's capital resources are now adequate to meet current and planned operating requirements, the Company will use additional funds through equity and debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has subsequent current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will be required to provide any portion of the Company's future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms Acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

Comparison of the fiscal year ended December 31, 2016 to the fiscal year ended December 31, 2017.

The company had a net loss of $2,037,746 for the year ended December 31, 2017 compared to a net loss of $709,117 for the year ended December 31, 2016. The change is explained below.

Actual operating loss during the period was $928,378, of which $770,338 was in non-cash share based expense. Because the company had notes outstanding, relative costs such as derivatives skewed the results substantially to show other expenses above $1.1 million. Most of the notes are now gone since years end and first quarter 2018 results should present a much better picture representation.  The company's operations during 2017 were restricted to fund-raising and compliance whereas the company acquired access to investment funds which were to produce results in cash acquisitions beginning in April 2018. All other expenses were attributed to the cost of the ongoing support of record upkeep and compliance of the company.

The intended set up of facilities and subsequent operations of the company, being the manufacture of construction products for commercial and residential structures, had not commenced in 2017 but will commence in mid 2018 as the company completes financing and builds the manufacturing facility on the Goldendale, WA Industrial Estate.

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our 2017 short-term obligations are being covered by funding received from a convertible note with a total value of $38,000 issued on November 14, 2017.

Net cash used in operating activities was $(141,048) in the year ended December 31, 2017. Net cash used in operating activities for the year ended December 31, 2016 was $(552,366).

Net cash used by investing activities was $0 in the year ended December 31, 2017. Net cash used in investing activities for the year ended December 31, 2016 was $(500).

Net cash provided by financing activities was $156,000 in the year ended December 31, 2017. Net cash provided by financing activities in the year ended December 31, 2016 was $496,000.

As of December 31, 2017, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing of a minimum of $1.2 million negotiated recently and commencing in Mid-June, 2018.

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

The Company did not execute its Initial Public Offering to raise capital. Required funds are being acquired from Loan or Equity financing to enable the Company to construct a factory campus on the Goldendale, WA Industrial Estate to meet the commencement and ongoing financial needs of the Company, as outlined in Liquidity and Capital Resources above.

Use of Funds Raised Through Financing

Initial Stage One targeted funding was $1.2 million and the company, since this 2017 filing, has purchased 5 acres of land on the Goldendale Industrial Estate. Initially it cost $102,000, including fees, to purchase the land. Two buildings will be constructed initially, one at 25,000 sq. ft. and one at 15,000 sq. ft. The cost of supply and erection of these buildings will be $495,000. Plant & Equipment, which comprises of specialty designed product blending equipment and raw cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $200,000 and Shop Equipment will be $90,000. The balance will be used for working capital and expenses including wages, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last twelve years since the inception of the founders’ pilot plant. An experienced sales person has been found who will have the luxury of dealing with existing contracts and contacts, many of which will reach forward over 3 years.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $3.5 million but also has available letters of intent from a developer and from a contractor to supply 130 plus houses, valued at $19.6 million, to be built on their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 100 units per year.

Auscrete's product is also extremely suitable for the construction of high end residential, commercial and industrial structures. Company marketing will explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

Using a conservative estimate at an average value per sale of $150,000, the company is projecting first year sales in the $7.5 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of potential sales at hand. The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80K-$200K with the average being over $150,000. Obviously, the company will look to increase output to meet the demand and expects to do this through internal financing. The typical margin is around 22% and, once in production, the company does not expect to incur first year losses.

Off-balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The company has no exposure at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Auscrete Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auscrete Corp. as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2014.
Spokane, WA
April 16, 2018

AUSCRETE CORPORATION
BALANCE SHEETS
December 31,

ASSETS	2017	2016
CURRENT ASSETS:
Cash	$ 14,975	$ 23
Prepaid Expenses	70	70
Inventory	47,000	47,000

TOTAL CURRENT ASSETS	62,045	47,093

Property, Plant and Equipment (net)	21,899	27,127

TOTAL ASSETS	$ 83,944	$ 74,220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 25,718	$ 5,653
Accrued Interest Payable	66,424	11,196
Notes Payable (net of discount)	386,547	363,280
Derivative Liability	309,487	117,759
Related Party Advances	1,099	-
TOTAL CURRENT LIABILITIES	789,275	497,888
TOTAL LIABILITIES	789,275	497,888

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
770,676,304 and 370,235,160 shares issued and outstanding as of December 31, 2017 and December 31, 2016 respectively,	77,067	369
Additional Pain In Capital	2,390,587	729,184
Shares to be issued	17,981	-
Accumulated deficit	(3,190,966)	(1,153,221)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(705,331)	(423,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 83,944	$ 74,220

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the years ended December 31,

	2017	2016
REVENUE	$ -	$ -

EXPENSES
Accounting and Legal	29,218	30,989
G&A Expenses	123,594	241,087
Share based compensation	770,338	70,000
Depreciation expense	5,228	5,228
TOTAL EXPENSES	928,378	347,304

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(493,162)	153,328
Financing cost	(549,068)	(275,242)
Loss on Deposit	-	(219,998)
Interest Expense	(67,138)	(19,901)
TOTAL OTHER INCOME (EXPENSES)	(1,109,368)	(361,813)

LOSS BEFORE TAXES	(2,037,746)	(709,117)
Provision for Income Taxes	-	-
NET LOSS	$ (2,037,746)	$ (709,117)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.03)	$ (0.43)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	61,683,985	1,659,190

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
for the years ended December 31, 2017 and 2016

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL

BALANCE, DECEMBER 31, 2015	1,009,350	$ 100	$ 471,600	$ -	$ (444,103)	$ 27,597
						-
Issuance Common stock for services	1,205,000	120	69,880	-	-	70,000
Note conversion	1,508,002	151	207,702	-	-	207,853
Cancellation of shares	(20,000)	(2)	(19,998)	-	-	(20,000)
Net loss for year ended December 31, 2016		-	-	-	(709,118)	(709,118)

BALANCE, DECEMBER 31, 2016	3,702,352	$ 369	$ 729,184	$ -	$ (1,153,221)	$ (423,668)
						-
Note conversion	556,397,896	55,640	912,123	17,981	-	985,746
Issuance Common stock for services	212,325,997	21,233	756,105	-	-	777,337
Cancellation of Shares	(1,750,000)	(175)	(6,825)			(7,000)
Rounding	60				-	-
Net Loss				-	(2,037,746)	(2,037,746)
						-
BALANCE, DECEMBER 31, 2017	770,676,305	$ 77,067	$ 2,390,587	$ 17,981	$ (3,190,967)	$ (705,331)

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF CASH FLOWS
for the years ended December 31,

	2017	2016
OPERATING ACTIVITIES
Net Income (Loss)	$ (2,037,746)	$ (709,117)
Finance Costs	549,068	-
Depreciation	5,228	5,228
Services for Stock	770,338	70,000
Change in Accounts Payable & Accrued Interest	75,396	10,087
Change in Related Party Advances	1,099	(8,180)
Change in Derivative and note discount	495,569	79,616
Net Cash Used by Operating Activities	(141,048)	(552,366)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(500)
Net cash used by investing activities	-	(500)

FINANCING ACTIVITIES:
Proceeds from notes payable	156,000	496,000
Net cash provided by financing activities	156,000	496,000
NET INCREASE (DECREASE) IN CASH	14,952	(56,866)

CASH AT BEGINNING OF PERIOD	23	56,889

CASH AT END OF PERIOD	$ 14,975	$ 23

Supplemental Cashflow Information
Interest Paid	$ -	$ -
Taxes Paid	$ -	$ -

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $95-100 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is virtually "fastened" together on site to produce an attractive site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to Account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the Accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the Accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring Accrual at December 31, 2017 and 2016.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $14,975 cash equivalents as of December 31, 2017 and $23 as of December 31, 2016.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. As of December 31, 2017, and 2016. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $3,190,966 as of December 31, 2017 which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company will use additional funds through equity and debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has subsequent current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will be required to provide any portion of the Company's future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms Acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In December 2017, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities - FASB ASU 2016-01

Summary - The amendments in ASU 2016-01, among other things:

Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

▪

Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

▪

Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).

▪

Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

Effective - Effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company is in the process in determining effect it with have on the financial statements.

The new guidance permits early adoption of the own credit provision.

In April 2017 the FASB Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In January 2017 the FASB Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods.

In 2016 the FASB UPDATE 2016-15—STATEMENT OF CASH FLOWS (TOPIC 230): CLASSIFICATION OF CERTAIN CASH RECEIPTS AND CASH PAYMENTS (A CONSENSUS OF THE EMERGING ISSUES TASK FORCE. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The company is in the process in determining effect it with have on the financial statements.

NOTE 4 -RELATED PARTY TRANSACTIONS

The company does not have banking credit cards to assist with the normal everyday purchases and payments of corporate needs such as utilities etc. The CEO and other involved parties often use their own cards for this purpose and, to represent this, the company has a continuous Related Party Advances section in its financial statements. This is adjusted normally at the end of each reporting period and, at times, requires some funds to be held in the accounts of the parties to ensure availability of funds as required.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Finished product of $44,900 is a full set of insulated ACH cast panels for wall and roof of an approx. 1,600 sq. ft house. Panel cost is actual size of all panels in sq. ft. of just under 7,000 sq. ft. calculated as follows.

Material	Cost per sq. ft.
Cement	2.42
XPS Insulation	0.98
Surfactant	0.32
Rebar @ Steel	1.02
Labor	1.78
TOTAL COST PER SQ. FT. $	6.52

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non-related supplier.

Property and equipment were comprised of the following at:

	December 31, 2017	December 31, 2016
Capital Equipment	$ 34,517	$ 34,517
Accumulated Depreciation	(12,618)	(7,390)
Net Fixed Assets	$ 21,899	$ 27,127

Depreciation expense was $5,228 for the years ended December 31, 2017 and 2016

NOTE 6 - COMMON STOCK

Common Stock:

On July 6, 2017 The Company increased its Authorized Capital to 20,000,000,000 common shares at $0.0001 par value. There are 770,676,304 shares issued and outstanding as of December 31, 2017.

During the Period January 1, 2017 to December 31, 2017, the Company issued 766,973,939 shares.

During the period January 1, 2017 to December 31, 2017 a total of 556,397,896 shares were issued to Note holders for conversions.

Additionally, for services rendered, the following were issued.

168,809,850 shares to our Company CEO, John Sprovieri for Management Services for a value of $168,810.

24,561,900 shares to our Director, Clifford Jett for Management/Director services for a value of $24,562.

3,500,000 to Director (retired), William Beers. for Director Services for a value of $3,500.

2,500,000 to IR director, Lee Odom for IR services for a value of $2,500.

11,168,767 to Kodiak Capital for preparation of unused S-1. $5,864

The following table is a list of the foremost 6 shareholders of the Company as of December 31, 2017.

	NAME	ADDRESS	Number of Shares
1	CEDE & Company	570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	473,708,076
2	John Sprovieri	PO Box 813, Rufus OR 97050	170,515,000
3	Fourth Man LLC	2522 Chambers Road, Suite 100, Tustin, CA 92780	50,000,000

4	ADAR BAYS LLC	3411 Indian Creek Dr. Ste 403, Miami, FL 33140	34,252,381
5	CD & KD Jett	PO Box 846, Rufus, OR 97050	24,810,000

6	Kodiak Capital Group	260 Newport Ctr. Drive, Newport Beach, CA 92660	11,168,767

13

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109 (now contained in FASB Codification Topic 740-10-25, Accounting for Uncertainty in Income Taxes), which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. As of December 31, 2017, we had a net operating loss carry-forward of approximately $(2,420,000) and a deferred tax asset of $670,103 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(675,180).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2017 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2017	December 31, 2016
Deferred Tax Asset	$ 675,180	$ 242,176
Valuation Allowance	(675,180)	(242,176)
Deferred Tax Asset (Net)	$ -	$ -

.

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

Note 8 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The remaining derivative liabilities were:

	December 31, 2017	December 31, 2016
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$ 309,487	$ 117,759

NOTE - 9 SUBSEQUENT EVENTS

On February 27, 2018  the company purchased a 5 acre industrial lot for $100,000 from the City of Goldendale, WA to establish a production facility. Funds were made available for this purpose via a bridging loan from the CEO. The company also issued a convertible note to Power Up Lending Group Ltd in the amount of $38,000. The company also recognized Loan fund availability for $1.5 million that will be available starting August, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)                 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act, of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

(b)                 Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including  of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2017.

(c)                 Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 5, 2016, William Beers resigned as a Director due to ill health. A replacement Director will be elected during mid-2018.

Name	Age	Position Held	Director Term
A. John Sprovieri	69	Director and President/Secretary	From January 1, 2010 until next annual meeting.
Clifford D. Jett	77	Director	From January 1, 2010 until next annual meeting.

John Sprovieri – CEO/Director, Age 69

John Sprovieri's background is in Mechanical Engineering being in the manufacturing industry for many years. He is an American, born in Australia and moved permanently to the US in 1994. He and his wife, Mary have been married nearly 47 years and have no children.

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

Following completion of his obligations to JACH in 1993, he researched the US West Coast Market for low cost housing development and started a transport company following working with 2 transport companies in Washington and Oregon in various positions throughout the West Coast corridor for nearly 3 years. In 1997 John launched an interstate transport company and was responsible for all facets of management including finance, operations, personnel and government compliance. In 2003, John commenced development of the Auscrete technology and acquired financing to further develop the Cellucon based technology and product with a view to creating an affordable housing manufacturing operation.

During the past 12 years since 2005, Mr. Sprovieri has been principally involved with launching and managing the Auscrete of Oregon development activities. During this time, he has set up a manufacturing facility, trained personnel, redeveloped technology and started production of Auscrete products in 2007.

Clifford Jett – Director, Age 77

Mr. Jett was the Mayor of the City of Rufus until December, 2014 and had been since 1998. He is chairman of the Lower John Day Regional Partnership and on the Board of Directors of Mid-Columbia Council of Governments. He is also a member of the Mid-Columbia Economic Development District and the Lower John Day Area Commission on Transportation.

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

In 1996, Mr. Jett became a city councilman for the City of Rufus and was elected Mayor in 1998. In addition to having been a deputy of the Sheriff’s Department in the marine division, he is also a vineyard farmer and a partner in a small museum in the area. Mr. Jett's 23 years in Law Enforcement gave him the ability to display professionalism and integrity as part of his life's philosophy. His leadership and problem-solving ability make him well qualified to serve on the Board of Directors of this corporation.

Code of Ethics

Since we have only two persons serving as executive officers and directors and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and officers. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire Board of Directors acts as our nominating and audit committee.

ITEM 11. - EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock	Option	All Other	Total
	Ended	($)	($)	Awards	Awards	Compensation	($)
	31-Dec			($)	($)	($)

John Sprovieri	2017	—	—	168,810	—	15,154	183,964
CEO, President and COO	2016	—	—	70,000	—	—	70,000

Clifford Jett	2017	—	—	24562	—	—	24,562
Director	2016	—	—	—	—	—	—

William Beers	2017	—	—	3,500	—	—	3,500
Director	2016	—	—	—	—	—	—

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2017. We did not have any equity compensation plans as of December 31, 2017.

Name & Address	# Class A Common Stock owned	Percentage
John Sprovieri - PO Box 813, Rufus OR 97050	170,515,000	22.1
Clifford & Kay Jett - PO Box 846, Rufus OR 97050	24,810,000	3.2
William S. Beers - PO Box 825, Rufus OR 97050	3,577,500	0.46

We have determined beneficial ownership in Accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table above have sole voting and investment power with respect to all shares of common stock that they beneficially own.

ITEM 13. - CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no notable outside director and officer related transactions or relationships to report other than minimal advances made by directors to finance interim operations.

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the Accountant in connection with statutory and regulatory filings or engagements were $12,500 for fiscal year ended 2016 and $13,100 for professional services for fiscal year 2017

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal Accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $0 for fiscal year ended 2017 and $0 for fiscal year ended 2016.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal Accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2017 and $0 for 2016.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal Accountant, other than the services reported above were $0 for fiscal years ended 2017 and 2016.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. - EXHIBITS.

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

Date: April 16, 2018