Form 10-Q
period 2018-03-31
AUSCRETE Corp
filed 2018-05-21
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act. ☐ yes  ☒ no

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ yes ☒ no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ yes ☐ no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of May 21st, 2018 of the Issuer's Common Stock is 3,545,051,447.

AUSCRETE CORPORATION

March 31, 2018

AUSCRETE CORPORATION
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2018	2017
CURRENT ASSETS:	(un-audited)
Cash	$ 61,738	$ 14,975
Prepaid Expenses	485	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	109,223	62,045

Property, Plant and Equipment (net)	125,436	21,899
Deposits	4,125	-
TOTAL ASSETS	$ 238,784	$ 83,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 13,613	$ 25,718
Accrued Interest Payable	65,208	66,424
Notes Payable (net of discount)	350,143	386,547
Derivative Liability	104,249	309,487
Related Party Advances	2,678	1,099
TOTAL CURRENT LIABILITIES	535,891	789,275
TOTAL LIABILITIES	535,891	789,275

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 20,000,000,000 shares (increased from 2,000,000,000)
3,255,928,947 and 770,676,305 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively.	325,592	77,067
Additional Paid In Capital	3,007,717	2,390,587
Shares to be issued	-	17,981
Accumulated deficit	(3,630,416)	(3,190,966)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(297,107)	(705,331)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 238,784	$ 83,944

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three months ended March 31,
(un-audited)

	2018	2017
REVENUE	$ -	$ -

EXPENSES
Accounting and Legal	1,912	15,500
G&A Expenses	35,068	26,819
Depreciation expense	1,307	1,307
TOTAL EXPENSES	38,287	43,626

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	48,872	(39,533)
Financing cost	(435,237)	(71,216)
Interest Expense	(14,694)	(14,540)
TOTAL OTHER INCOME (EXPENSES)	(401,059)	(125,289)

LOSS BEFORE TAXES	(439,346)	(168,915)
Provision for Income Taxes	-	-
NET LOSS	$ (439,346)	$ (168,915)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	1,860,814,282	370,235,160

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the three months ended March 31,
(un-audited)

	2018	2017
OPERATING ACTIVITIES
Net Income (Loss)	$ (439,346)	$ (168,915)
Finance Costs	435,237	71,216
Depreciation	1,307	1,307
Change in other assets	(4,540)	-
Change in Accounts Payable and Accrued Expenses	1,373	11,625
Change in Related Party Advances	1,579	6,238
Change in Derivative and note discount	(44,003)	27,783
Net Cash Used by Operating Activities	(48,393)	(50,746)

INVESTING ACTIVITIES:
Purchase of Equipment	(4,844)
Purchase of Land	(100,000)	-
Net cash used by investing activities	(104,844)	-

FINANCING ACTIVITIES:
Proceeds from notes payable	200,000	98,000
Net cash provided by financing activities	200,000	98,000
NET INCREASE (DECREASE) IN CASH	46,763	47,254

CASH AT BEGINNING OF PERIOD	14,975	23

CASH AT END OF PERIOD	$ 61,738	$ 47,277

Supplemental Cashflow Information
Interest Paid	$ -	-
Taxes Paid	$ -	$ -

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$ 298,191	$ -

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018

History

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

Recent Accounting Pronouncements

The company is reviewing the effects of the following recent updates. We do not have an expectation that the following will have a material effect on the financial statements

In February 2016, the FASB issued ASU 2016-02, Leases, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability in the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. Management is currently evaluating the impact of this standard. Right-of-use assets and lease liabilities will be recorded in the Consolidated Balance Sheets upon adoption; however, an estimate of the impact of this standard is not currently determinable.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces new guidance for the accounting for credit losses on certain financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity should apply the amendments in this ASU on a prospective basis. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management expects to adopt this ASU in the fourth quarter of 2018 when the Company performs its annual impairment testing. The Company does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to Auscrete’s financial position, results of operations or cash flows.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $61,738 and $14,975 in cash equivalents as of March 31, 2018 and December 31, 2017 respectively.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2017 and March 31, 2018.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $3,630,416 as of March 31, 2018.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has accessed loan funding arrangements to enable operations its future needs. These funds, of which the company has already received the first tranche of $200,000 in February, is being used to fund and establish the Company’s new manufacturing plant in Goldendale, WA.

A second tranche of $200,000 will be available by the end of May and the balance of $1.1 million, which completes the facility, will be received in August- September of 2018. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

No assurance can be given that the additional financing will be available when needed by the company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize.

This would have a material adverse effect on the Company and could raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018, John Sprovieri, an officer and director of the company, has advanced $1,579 to the company.  As of March 31, 2018, and December 31, 2017, the balance owed to John Sprovieri was $2,678 and $1,099 respectively.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is as listed below in the depreciation table. The 2018 figure includes a 5-acre Industrial property purchased in Goldendale, WA

	March 31, 2018	December 31, 2017
Property Plant and Equipment (Gross)	$ 139,361	$ 34,517
Accumulated Depreciation	(13,925)	(12,618)
Property Plant and Equipment (net)	$ 125,436	$ 21,899

NOTE 6 - NOTES PAYABLE

Since the Company’s most recent 10-K filing at December 31, 2017, the company has sold one further loan note for $200,000. The note is to RB Capital Partners and can be repaid or satisfied by a stock issue at the current market price of the Company’s stock.

In addition to notes issued in 2016 as stated on the Company's most recent 10-K, a 12-month Convertible Note for $38,000 was issued November 11, 2017 to PowerUp Lending Group. This note was subsequently bought back by the company for $45,000.

The loan funds were used to continue company operations during organization of the projected company Factory Campus in Goldendale, WA.

As a result of these convertible notes, we recognized an embedded derivative liability. As of December 31, 2017, and March 31, 2018, our derivative liability was $309,487 and $104,249.

NOTE 7 - COMMON STOCK

During the three months ended March 31, 2018, the Company issued 2,485,252,643 shares to noteholders during conversion representing a total value of $ 298,191. There were no other share issues than these noteholder issues. During the year ended December 31, 2017, the Company had issued 271,300,160 shares. The Company had increased its authorized share capital to 20,000,000,000 common shares at $.0001 par value on June 6, 2017.

The company had also previously arranged an Equity Line of Credit in the amount of up to $2 million. The company has not used and cancelled this facility.

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

As of March 31, 2018, the Company had a net operating loss carry forward of approximately $3,630,416 and a deferred tax asset of approximately $762,837 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked a full valuation allowance of $762,837. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	March 31, 2018	December 31, 2017
Deferred Tax Asset	$ 762,837	675,180
Valuation Allowance	(762,837)	(675,180)
Deferred Tax Asset (net)	$ -	$ -

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21%. and the state statutory rate of 0% for a total effective rate of 21% for 2018.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2018 and December 31, 2017.

The Company files income tax returns in the U.S. federal jurisdictions. These filings are subject to a three-year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 9 – SUBSEQUENT EVENTS

Two further conversions by Noteholders were enacted since March 31. This increased the Issued shares by 289,122,500. During and since the first quarter, a total of four noteholders have completed conversion of their Notes and have no further claims against the company.

The Company leased a 3,000 sq. ft. building in Goldendale from the City to use as a temporary operations facility for the company during the construction of the new Production Building to be built on the Company’s Land on the City’s Industrial Park. The 6-month lease is $500 per month plus $100 per month for Power. It is expected the Company will move into an office on their Company Land on the Industrial Park by completion of this lease.

Most of the Company’s Equipment Assets have been transported to this temporary facility where some refurbishing will be carried out. Additionally, the Company is constructing the Campus Site Office to be used during the construction stage.

Management hired a new employee, Mr. Mike Young, to fill the position of VP, operations who will assist management in the upkeep of financial affairs and submission of SEC and other related company business. He will also assist in the acquisition of new equipment and day to day operations.

The Company has prepared Site Plans and Building Designs subsequent to the acquisition of the land and, as of April 30, final designs have been approved by the Board for construction and are due to be submitted for Codes approval.

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

Results of Operations

As at March 31, 2018, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2017.

The company has established its operating base in Goldendale, WA and is currently preparing for the construction of two manufacturing buildings. A contract has been prepared for an experienced commercial construction company to create and manage the complete construction of the new manufacturing buildings. Management has assembled a complete specification set for the manufacturing process and have alerted machinery suppliers of the company's needs and probable dates required.

During the Three months ended March 31, 2018, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative allowances, sustained losses of $439,346. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

During the Three months ending March 31, 2018, the company did receive a payment of $200,000 from the sale of a convertible note. Even though there were considerable costs during the period in financing fees and interest, the company was able to end the period with cash on hand of $61,738.

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

Auscrete's structures are monetarily very competitive. A turnkey house, ready to move in sells for around $100 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by insect infestation or rot, it saves extensively on energy costs and has very low maintenance needs.

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and initially became effective with the SEC for an IPO on August 16, 2012. The IPO was never exercised and expired.

Subsequently the company had an S-1 become Effective on December 30, 2014. This was not an Offering and not used for fundraising.

The company has been quoted on the OTCPink Bulletin Board under the symbol "ASCK" since February 2015 and is DTC registered.

During February, 2018, Management was able to secure commitment of a loan facility with an investor in California. Through Auscrete’s CEO, the company received $200,000 in loan funds in early February and is expected to receive an additional $200,000 by the end of May. There is a further $1.1 million expected to be received by late August/September.

These funds will enable completion of the construction of the factory facility on Auscrete’s Industrial Land in Goldendale, WA and meet the commencement and ongoing financial needs of the company.

Financial Statements in this document represent the full results of the company during the three-month period to March 31. There are no "off balance sheet" arrangements.

Use of Funds

As at March 31, 2018 the company’s acquisition of land on the Goldendale, WA Industrial Estate was completed. The first $200,000 of the anticipated $1.5 million has enabled commencement of work to set up the company’s Flagship Manufacturing Plant on that city’s Industrial Estate

The company will invest up to $1.5 million overall that it will have received in the funding expected by late August and the completed Stage 1 costs were $100,000 to purchase the 5 acres of Industrial Land and the preparation of planning and design for the property.

Stage 2 will be the construction of a Production Building of 25,000 sq. ft. and a Manufacturing Support Building of 16,000 sq. ft. The cost of supply and erection of these buildings will be around $470,000.

Plant & Production Line Equipment, which comprises Specialty Materials Blenders and Raw Materials Handling Equipment, Fork Lifts, Casting Tables and Specialized Equipment, will cost approximately $160,000 and Shop Equipment will be $90,000. The balance of the funding will be used for working capital and expenses including wages and salaries, marketing, IR services, contingencies and other working capital and reserves to commence production and revenues.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 12 years since the inception of the founders’ pilot plant. The company has interviewed and chosen an experienced sales person who will have the luxury of dealing with existing contracts and contacts as well as the multitude of inquiries received every week.

At this point in time, the company has available contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $3 million but also has letters of intent from a developer and from a contractor to supply some 130 plus houses to their housing estates over the next few years.

Delivery for this project alone will be paced at the rate of sales but is expected to initially be in excess of 40 units per year. Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will also explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

Using a conservative estimate at an average 1,500 sq. ft. home with a value per sale of $150,000, the company is projecting first year sales in the $ 6-8 million range escalating from there, once the new campus is up and running. At that rate, there are already approximately 3+ years of sales available at hand.

The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80,000 to $200,000 with the average being $150,000. Obviously, the company will look to increase output to meet the demand and expects to do this through minimal internal financing. The typical net margin is in excess of 25% and, once in production, the company does not expect to incur first year losses.

Operations Management

When the new Fabrication Building and Production Building have been completed at the industrial site, production will be commenced. The Auscrete Team will comprise of a minimal tiered management structure that enables control and knowledge to be firmly at the hands of senior management ensuring rapid and simplified direct reporting to action.

Upon commencement of Auscrete's activity, under control of the CEO will be marketing, manufacturing operations, design architecture and engineering, administration and safety compliance. Additionally, the

Construction Manager will oversee Auscrete's own construction activities as well as liaise with contractors and developers.

Operations

Design and Engineering will prepare new design concepts and adapt customer's designs, either residential or commercial, to the Auscrete style of construction as well as preparing all drawings for manufacturing on the production floor.

Manufacturing will involve the use of, initially, 16 hydraulically operated multi process casting tables with each table able to produce 5 panels per 2 weeks. This allows for the materials to cure adequately enabling safe removal from the table. They are then taken to the finishing area where they are prepared for delivery and shipping.

The construction manager will be responsible for liaising with contractors, developers and other customers to ensure the satisfactory completion of their contract. As well, the company will have its own construction division that will not conflict with other contractors but will enable the company the ability to carry out construction operations where no alternative exists. The construction manager will also oversee these operations.

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting corporations, workers and local economies. Yet still the availability of affordable housing is becoming increasingly scarce. The company is promoting a product that will not only make housing affordable but also offers some luxuries as well, such as incorporated heat pump/air conditioning units that would not be available in other houses at such comparable pricing. By constructing with the Auscrete Building System, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

Developers and contractors will offer the homes as complete ready constructed site-built units on suitable land. They are NOT and will not be offered under the banner of such categories as 'pre-fabricated', ‘modular” or 'factory built' homes. They are just plain good value masonry homes built of a time proven product, concrete. The company is establishing its expanded operations and manufacturing facility in the Industrial Estate area of Goldendale, WA. Goldendale is a city of around 4,500 people about 110 miles east of Vancouver, WA.

Construction of phase 1 of the plant should take 5-6 months. The advantage of Goldendale is it is located very close to 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of Auscrete’s building materials initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year the company will be able to produce enough panel sets for the construction of over 50 homes.

Although Auscrete can economically deliver whole house panel sets as far away as New Mexico or Alberta, Canada, there is a planned future facility to be set up in either Texas or New Mexico. Further efficiencies will be achieved by servicing a fast-emerging market in this above average (for affordable housing) growth area. Additionally, a plant in Texas could quite easily address the Arizona and New Mexico market, now that the market recovery in those areas has heated up. The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crew to construct the house.

Additionally, the company recently reported it had entered agreement with PN&N Enterprise, a Jamaican developer consortium, to set up a manufacturing plant in Jamaica to construct 1,500 houses, valued at around $135 million, over 7 years. This is still in the future for Auscrete. Financing for this project does not form part of the Goldendale, WA initiative described herein. The agreement calls for financing to be acquired from other sources specifically for the venture.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31st, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31st, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the three months ended March 31, 2018

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits listed in the Exhibit Index are furnished as part of this report.

Exhibit 31.1

Exhibit 32.1

Exhibit 99.4 Lease of temporary building

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSCRETE CORPORATION

Date: May 21, 2018

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)