Form 10-Q
period 2018-06-30
AUSCRETE Corp
filed 2018-08-20
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

P.O. Box 230 Goldendale, WA 98920

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (509) 773-2109

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ yes ☐ no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ yes ☐ no

 June

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of August 20, 2018 of the Issuer's Common Stock is 3,550,741.

AUSCRETE CORPORATION

June 30, 2018

AUSCRETE CORPORATION
BALANCE SHEETS

	(un-audited)
	June 30,	December 31,
ASSETS	2018	2017
CURRENT ASSETS:
Cash	$ 38,539	$ 14,975
Prepaid Expenses	1,143	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	86,682	62,045

Property, Plant and Equipment (net)	124,649	21,899
Deposits	4,125	-
TOTAL ASSETS	$ 215,456	$ 83,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$ 27,552	$ 25,718
Accrued Interest Payable	69,903	66,424
Notes Payable (net of discount)	359,178	386,547
Derivative Liability	226,094	309,487
Related Party Advances	21,677	1,099
TOTAL CURRENT LIABILITIES	704,404	789,275
TOTAL LIABILITIES	704,404	789,275

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000)
3,550,741 and 770,676 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively, restated to APIC below for the 1 for 1,000 reverse stock split.	355	77
Additional Pain In Capital	3,390,778	2,467,577
Shares to be issued	-	17,981
Accumulated deficit	(3,880,081)	(3,190,966)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(488,948)	(705,331)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 215,456	$ 83,944

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and six months ended June 30,
(un-audited)
	three months ended June 30,		six months ended June 30,
	2018	2017	2018	2017
REVENUE	$ -	$ -	$ -	$ -

EXPENSES
Accounting and Legal	16,297	14,280	18,209	14,280
G&A Expenses	53,665	21,807	88,733	64,125
Depreciation expense	1,307	1,307	2,614	2,614
TOTAL EXPENSES	71,269	37,394	109,556	81,019

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(147,013)	(19,864)	(98,141)	(59,399)
Financing cost	(20,441)	(199,754)	(455,678)	(270,970)
Interest Expense	(10,946)	(13,695)	(25,640)	(28,235)
TOTAL OTHER INCOME (EXPENSES)	(178,400)	(233,313)	(579,459)	(358,604)

LOSS BEFORE TAXES	(249,669)	(270,707)	(689,015)	(439,623)
Provision for Income Taxes	-	-	-	-
NET LOSS	$ (249,669)	$ (270,707)	$ (689,015)	$ (439,623)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$ (0.07)	$ (59.89)	$ (0.26)	$ (105.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	3,494,217	4,520	2,682,028	4,187

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the three and six months ended June 30,
(un-audited)

	2018	2017
OPERATING ACTIVITIES
Net Income (Loss)	$ (689,015)	$ (439,623)
Finance Costs	455,678	65,229
Depreciation	2,614	2,614
Change in other assets	(5,198)	-
Change in Accounts Payable and Accrued Expenses	1,834	5,928
Change in Related Party Advances	20,578	9,966
Change in Derivative	98,141	273,391
Change in note discount	25,817	(20,000)
Change in accrued interest	3,479	28,235
Net Cash Used by Operating Activities	(86,072)	(74,260)

INVESTING ACTIVITIES:
Purchase of Equipment	(5,364)	-
Purchase of Land	(100,000)	-
Net cash used by investing activities	(105,364)	-

FINANCING ACTIVITIES:
Payments on notes payable	(45,000)
Proceeds from notes payable	260,000	98,000
Net cash provided by financing activities	215,000	98,000
NET INCREASE (DECREASE) IN CASH	23,564	23,740

CASH AT BEGINNING OF PERIOD	14,975	23

CASH AT END OF PERIOD	$ 38,539	$ 23,763

Supplimental Cashflow Information
Interest Paid	$ -	-
Taxes Paid	$ -	$ -

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$ 298,191	$ -

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018

History

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of ACS 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-Employees, which previously included the accounting for nonemployee award

Use of estimates

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $38,539 and $14,975 in cash equivalents as of June 30, 2018 and December 31, 2017 respectively.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2017 and June 30, 2018.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $3,880,081 as of June 30, 2018.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has accessed loan funding arrangements to enable operations its future needs. These funds, of which the company has already received the first tranche of $200,000 in February, is being used to fund and establish the Company’s new manufacturing plant in Goldendale, WA.

A second tranche of $200,000 was due by the end of May, but due to constraints on financiers since the unexpected withdrawal of sub penny stock clearing by Alpine Securities, we have reorganized our terms with RB Capital whereas the $200K due in May has been reassigned. The balance of $1.1 million plus the $200,000

(Total 1.3 million), which completes the facility, will commence being received in late August- September of 2018 as originally planned. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, John Sprovieri, an officer and director of the company, has advanced $20,487 to the company.  As of June 30, 2018, and December 31, 2017, the balance owed to John Sprovieri was $21,677 and $1,099 respectively.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is as listed below in the depreciation table. The 2018 figure includes a 5-acre Industrial property purchased in Goldendale, WA that will be used for the first 3 buildings to be constructed as part of the production complex. The Company has an option to purchase a further 5 acres adjacent to this property that will be adequate to house the seven buildings for maximum output of materials to produce 300 homes per year.

The company also purchased a used Ford F150 for $2,600 to assist in the construction phase of the buildings.

	June 30, 2018	December 31, 2017
Property Plant and Equipment (Gross)	$ 139,881	$ 34,517
Accumulated Depreciation	(15,232)	(12,618)
Property Plant and Equipment (net)	$ 124,649	$ 21,899

NOTE 6 - NOTES PAYABLE

Since the Company’s most recent 10-Q filing at March 31, 2018, the company has sold two further loan notes to RB Capital. One at $50,000 and one at $10,000.

The first RB Capital note receipt of $50,000 was used to purchase back the November 11, 2017 previously issued PowerUp Note in advance of its conversion date and thereby canceling that PowerUp Note completely. The 12 months RB Capital Note is at 12% interest and, if converted after 6 months, can be done at a set price of $.001. The Beneficial conversion feature will be re-evaluated when they become convertible.

The second 12-month RB Capital Note for $10,000 gave the Company additional funds to pay for Brand Awareness and Stock Support services. The note carries interest at 12% and can be repaid or satisfied by a stock issue at $.002 after 6 months. The Beneficial conversion feature will be re-evaluated when they become convertible.

As a result of the previous convertible notes, we recognized an embedded derivative liability. As of December 31, 2017, and June 30, 2018, our derivative liability was $309,487 and $226,094.

NOTE 7 – DERIVATIVE LIABILITY

During the six months ended June 30, 2018 the Company had certain convertible notes become convertible on a set date at variable conversion rates. Upon becoming convertible the Company bifurcated the embedded conversion feature and recorded a derivative liability at fair value with the offsetting entry recorded in the statement of operations. The activity in the derivative liability account during the six months ended June 30, 2018 is summarized as follows:

Derivative Liability at December 31, 2017	$309,487
Derivative Liability Recorded	32,223
Elimination of Liability on Conversion	(213,757)
Change in Fair Value	$98,141
Derivative Liability at June 30, 2018	$226,094

The Company uses the Black-Scholes pricing model to estimate fair value for those instruments convertible into common stock at inception, at conversion date, and at each reporting date.  During the six months ended June 30, 2018 the Company used the following assumptions in their Black-Scholes model:

Risk-free interest rate	.5% -	1%
Expected life in years	0.5
Dividend yield	0%
Expected volatility	394%

NOTE 8 - COMMON STOCK

On June 7, 2018, the Company effected a Reverse Split at 1,000 to 1 and reclassed $354,149 from common stock to additional paid in capital. During the three months ended June 30, 2018, the Company issued, post-split 289,123 shares to noteholders during conversion representing a total value of $57,824 There were no other share issues than these noteholder issues. During the year ended December 31, 2017, the Company had issued pre-split 271,300,160 shares.

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

As of June 30, 2018, the Company had a net operating loss carry forward of approximately $3,880,081 and a deferred tax asset of approximately $814,817 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked a full valuation allowance of $814,817. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	June 30, 2018	December 31, 2017
Deferred Tax Asset	$ 814,817	670,103
Valuation Allowance	(814,817)	(670,103)
Deferred Tax Asset (net)	$ -	$ -

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21%. and the state statutory rate of 0% for a total effective rate of 21% for 2018.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2018 and December 31, 2017.

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

NOTE 10 – SUBSEQUENT EVENTS

No further conversions by Noteholders were enacted since June 30.

The Company took up occupancy of the previously leased 3,000 sq. ft. building in Goldendale that is being used as a temporary operations facility for the company during the construction phase of the new Production Building to be built on the Company’s Land on the Industrial Park. The 6-month extendable lease is $500 per month plus $100 per month for Power.

Most of the Company’s Equipment Assets have been transported to this temporary facility where some refurbishing is in the process of completion. Additionally, the Company has constructed the Campus Site Office which is currently in use during the construction stage of the Production Facility.

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

Results of Operations

As at June 30, 2018, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2017.

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

During the six months ended June 30, 2018, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative allowances, sustained losses of $689,015. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

During the six months ending June 30, 2018, the company did receive a payment of $260,000 from the sale of convertible notes. Even though there were considerable costs during the period in financing fees and interest, the company was able to end the period with cash on hand of $38,539.

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

During February, 2018, Management was able to secure commitment of a loan facility with an investor in California. Through Auscrete’s CEO, the company received $200,000 in loan funds in early February and another $60,000 by June 30. There is a further $1.1 million expected to be received by late August/September.

These funds will enable completion of the construction of the factory facility on Auscrete’s Industrial Land in Goldendale, WA and meet the commencement and ongoing financial needs of the company.

Financial Statements in this document represent the full results of the company during the six-month period to June 30. There are no "off balance sheet" arrangements.

Use of Funds

As at June 30, 2018 the company’s acquisition of land on the Goldendale, WA Industrial Estate was completed. The first $260,000 of the anticipated $1.5 million has enabled commencement of work to set up the company’s Flagship Manufacturing Plant on that city’s Industrial Estate

The company will invest up to $1.5 million overall that it will have received in the funding expected by late August and the completed Stage 1 costs were $100,000 to purchase the 5 acres of Industrial Land and the preparation of planning and design for the property.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30th, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30th, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the six months ended June 30, 2018

Item 3. Defaults Upon Senior Securities

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

Date: August 20, 2018

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)