Form 10-Q
period 2018-09-30
AUSCRETE Corp
filed 2018-11-19
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of November 16, 2018 of the Issuer's Common Stock is 57,227,427.

AUSCRETE CORPORATION

June 30, 2018

AUSCRETE CORPORATION
BALANCE SHEETS

	(un-audited)
ASSETS	September 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash	$55,411	$14,975
Prepaid Expenses	1,221	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	103,632	62,045

Property, Plant and Equipment (net)	123,342	21,899
Deposits	4,125	-
TOTAL ASSETS	$231,099	$83,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$23,101	$25,718
Accrued Interest Payable	84,545	66,424
Notes Payable (net of discount)	361,509	386,547
Derivative Liability	701,054	309,487
Related Party Advances	23,706	1,099
TOTAL CURRENT LIABILITIES	1,193,915	789,275
TOTAL LIABILITIES	1,193,915	789,275

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000) 57,227,427 and 770,676 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively, restated to APIC below for the 1000 for 1 reverse stock split.	5,723	77
Additional Paid In Capital	6,102,995	2,467,577
Shares to be issued	-	17,981
Accumulated deficit	(7,071,534)	(3,190,966)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(962,816)	(705,331)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$231,099	$83,944

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and nine months ended September 30,
(un-audited)

	Three months Ended September 30, 2018	Three months Ended September 30, 2017	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
REVENUE	$-	$-	$-	$-

EXPENSES
Accounting and Legal	1,600	3,700	19,809	33,480
G&A Expenses	59,030	20,454	147,763	69,079
Share based Expense	2,540,000	-	2,540,000	-
Depreciation expense	1,307	1,307	3,921	3,921
TOTAL EXPENSES	2,601,937	25,461	2,711,493	106,480

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(290,991)	7,974	(389,132)	(51,425)
Financing cost	(283,884)	(115,342)	(739,562)	(386,312)
Interest Expense	(14,642)	(13,707)	(40,282)	(41,942)
TOTAL OTHER INCOME (EXPENSES)	(589,517)	(121,075)	(1,168,976)	(479,679)

LOSS BEFORE TAXES	(3,191,454)	(146,536)	(3,880,469)	(586,159)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(3,191,454)	$(146,536)	$(3,880,469)	$(586,159)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.11)	$(18.73)	$(0.34)	$(108.30)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	28,580,415	7,823	11,409,689	5,412

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
For the nine months ended September 30,
(un-audited)

	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
OPERATING ACTIVITIES
OPERATING ACTIVITIES
Profit (Loss)	$(3,880,496)	$(586,159)
Finance Fees	695,159	386,312
Depreciation	3,921	3,921
Change in other assets	(5,276)	-
Share Based Expense	2,540,000	-
Change in Accounts Payable and Accrued Expenses	15,504	10,786
Change in Related Party Advances	22,607	44,914
Change in Derivative	389,132	244,723
Change in note discount	31,326	(205,048)
Change in accrued interest	38,896	41,942
Net Cash Used by Operating Activities	(149,200)	(58,609)

INVESTING ACTIVITIES:
Purchase of Equipment	(5,364)	-
Purchase of Land	(100,000)	-
Net cash used by investing activities	(105,364)	-

FINANCING ACTIVITIES:
Payments on notes payable	(45,000)
Proceeds from notes payable	340,000	98,000
Net cash provided by financing activities	295,000	98,000
NET INCREASE (DECREASE) IN CASH	40,436	39,391

CASH AT BEGINNING OF PERIOD	14,975	23

CASH AT END OF PERIOD	$55,411	$39,414

Supplemental Cashflow Information
Interest Paid	$-	-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$325,463	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018

History

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

The company has adopted ASU 2018-07 and the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The Company does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements and notes thereto.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $55,411 and $14,975 in cash equivalents as of September 30, 2018 and December 31, 2017 respectively.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2017 and September 30, 2018.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders’ equity.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated significant revenues from operations to date. The Company has an accumulated deficit of $(7,071,534) as of September 30, 2018.

To the extent that the Company's capital resources were insufficient to meet operating requirements, the Company has accessed loan funding arrangements to enable operations its future needs. These funds, of which the company has already received the first tranche of $200,000 in February, is being used to fund and establish the Company’s new manufacturing plant in Goldendale, WA.

A second tranche of $200,000 will be available by mid-November and the balance of $1.1 million, which completes the facility, will be received in January - March of 2019. The Company does not anticipate that existing shareholders will provide any portion of the Company's future financing requirements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2018, John Sprovieri, an officer and director of the company, has advanced $2,329 to the company.  As of September 30, 2018, and December 31, 2017, the balance owed to John Sprovieri was $23,706 and $1,099 respectively.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment is as listed below in the depreciation table. The 2018 figure includes a 5-acre Industrial property purchased in Goldendale, WA

	September 30, 2018	December 31, 2017
Property Plant and Equipment (Gross)	$ 139,361	$ 34,517
Accumulated Depreciation	(16,019)	(12,618)
Property, Plant and Equipment (net)	$ 123,342	$ 21,899

NOTE 6 - NOTES PAYABLE

Since the Company’s most recent 10-Q filing on June 30, 2018, the company has sold two further loan notes, one at $53,000 from PowerUp on July 16, 2018 that was used for ongoing G & A. Another Note for 33,000 was received from PowerUp on September 4, 2018 which was also used for G & A expenses.

As a result of these convertible notes, we recognized an embedded derivative liability. We recorded an initial derivative of $217,264 and an initial debt discount of $86,000. We value our derivative liability using a binomial model, using a range of conversion prices that ranged from $.02 to $.04. we used an  expected volatility ranged from 450% to 470% and a risk free interest range of 1.8% to 2.4%

For the three and nine months ended September 30, 2018 we recognized  a net loss on derivative liability of $290,991 and (389,132) respectively and net loss of financing fees of $283,884 and $739,562 respectively.   As of December 31, 2017, and September 30, 2018, our derivative liability was $309,487 and $701,054

NOTE 7 - COMMON STOCK

On June 7, 2018, the Company effected a Reverse Split at 1,000 to 1. During the three months ended September 30, 2018, the Company issued, post-split 3,629,000 shares to note holders during conversion representing a total value of $ 21,310. As a result we recassified $354,149 from common stock to additional paid in capital.

In addition, the Company issued 50 million shares to management and associated parties for services rendered that was expensed in the Company’s Financial Statements, with a valuation of $2,540,000 valued on the date of the grant.

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

As of September 30, 2018, the Company had a net operating loss carry forward of approximately $7,071,534 and a deferred tax asset of approximately $1,485,022 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked a full valuation allowance of $1,485,022. The Company may have experienced control changes under IRC 382, which has not been fully analyzed and could affect the NOL availability.

	September 30, 2018	December 31, 2017
Deferred Tax Asset	$1,485,022	$670,103
Valuation Allowance	(1,485,022)	(670,103)
Deferred Tax Asset (net)	$-	$-

Reconciliations between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21%. and the state statutory rate of 0% for a total effective rate of 21% for 2018.

The Company adopted the uncertain tax position disclosure in accordance with ASC 740 and has not recognized any material increase in the liability for unrecognized income tax benefits as a result of the implementation. The Company estimates that the unrecognized tax benefit will change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2018 and December 31, 2017.

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

NOTE 9 – SUBSEQUENT EVENTS

There have been no further conversions by Noteholders since September 30, 2018.

The Company’s Equipment Assets, which were earlier transported to Auscrete’s temporary facility are being worked on by the Company’s Engineering Department where refurbishing nears completion and management and staff are working out of the Site Office currently located at the Company’s temporary facility.

The re-designed 25,000 sq. ft. Production Building has completed final design and engineering and the supplier is preparing the necessary drawings for approval by the Building Codes. Delivery supply times of building sets have been extended in the last year or so and it might be December before we can receive ours.

Auscrete designed specialized manufacturing equipment, which is being manufactured for the Company in China, includes the homogenizer, silo supply unit and spiral conveyer units. These units been pre-ordered for manufacture and the supplier expects delivery some weeks before the building will be ready for installation.

The SEPA Environmental Study has been completed for the State of Washington Department of Ecology and contains no definable exigencies from planning for the completion of Auscrete’s Campus on the Industrial Estate.

Funding for the project in the order of $1.5 million commenced last February with the acquisition of initial loan funds in the order of $200,000. This was used for land purchases and G&A. A further $200,000 was due in May for the down payment on the building and deposits on other equipment. The funder suffered some setbacks due to changes in other corporate matters and his cash flow was severely affected.

Auscrete has been waiting on that second funding tranche and has not received it as yet. Management had a meeting with the funder on October 18 and it was understood that the funds would start being received before November 29. The balance of the total package will be received at intervals between then and March, Next year.

It is comforting to know that the problems have been overcome and things will start moving again. Just the first tranche will get the building delivered to the site and the initial production equipment can be received. That is adequate for Auscrete to be ready to start manufacture of building product within 4 months.

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

Results of Operations

As at September 30, 2018, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2017.

The company has established its operating base in Goldendale, WA and is currently preparing for the construction of two manufacturing buildings. Management has assembled a complete specification set for the manufacturing process and have alerted machinery suppliers of the company's needs and probable dates required.

During the nine months ended September 30, 2018, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative allowances, sustained losses of $2,587,769. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

During the nine months ending September 30, 2018, the company did receive payments of $340,000 from the sale of convertible notes. Even though there were considerable costs during the period in financing fees and interest, the company was able to end the period with cash on hand of $55,411.

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

Auscrete's structures are monetarily very competitive. A turnkey house, ready to move in sells for around $105 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by insect infestation or rot, it saves extensively on energy costs and has very low maintenance needs.

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

During February, 2018, Management was able to secure commitment of a loan facility with RB Partners Inc. in California. Through Auscrete’s CEO, the company received $200,000 in loan funds in early February and another $140,00 by September 30. The balance of the total package will be received at intervals between November 7 and March next year.

These funds will enable completion of the construction of the factory facility on Auscrete’s Industrial Land in Goldendale, WA and meet the ongoing financial needs of the company.

Financial Statements in this document represent the full results of the company during the nine-month period to September 30. There are no "off balance sheet" arrangements.

Use of Funds

As at September 30, 2018 the company’s acquisition of land on the Goldendale, WA Industrial Estate was completed. The first $340,000 of the anticipated $1.5 million has enabled commencement of work to set up the company’s Flagship Manufacturing Plant on Auscrete’s property on the Industrial Estate.

The company will invest up to $1.5 million overall that it will have received in the funding expected between November 7 and March 2018. The completed Stage 1 costs were $100,000 to purchase the 5 acres of Industrial Land and the preparation of planning and design for the property.

Stage 2 will be the construction of a Production Building of 25,000 sq. ft. followed by a Manufacturing Support Building of 16,000 sq. ft. The cost of supply and erection of these buildings will be around $550,000.

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

Financial Projections

Using a conservative estimate at an average 1,500 sq. ft. home with a value per sale of $150,000, the company is projecting first year sales revenues in the $6-8 million range escalating to $15 million per year there on, as the new campus is up and running. At that rate, there are already approximately 3+ years of sales available at hand.

The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80,000 to $200,000 with the average being $150,000. Obviously, the company will look to increase output to meet the demand and expects to do this through minimal internal financing. The typical net margin is in excess of 20% and, once in production, the company does not expect to incur first year losses.

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

Manufacturing will involve the use of, initially, 16 hydraulically operated multi process casting tables with each table able to produce 5 panels per 2 weeks. This allows for the materials to cure adequately enabling safe removal from the table. The panels are then taken to the finishing area where they are prepared for delivery and shipping.

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

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting corporations, workers and local economies. Yet, still the availability of affordable housing is becoming increasingly scarce.

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

Construction of the plant should take 5-6 months. The advantage of Goldendale is it is located very close to 2 main highways, I-84 east/west and I-97 north/south. The location will help considerably with the delivery of Auscrete’s building materials initially to the Northwest area and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year the company will be able to produce enough panel sets for the construction of over 40 homes.

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

Additionally, the company recently reported it had entered agreement with Spiro Sapounas representing a Canadian development consortium to set up a manufacturing plant in Canada. Auscrete will own 75% of this Canadian venture, with the other 25% in the hands of the Canadian Partners. Financing for this project does not form part of the Goldendale, WA initiative described herein. The agreement calls for financing to be acquired from other sources, specifically Federal and Proventil Governments and the Canadian Partners, for the venture.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30th, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30th, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the nine months ended September 30, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSCRETE CORPORATION

Date: November 14, 2018

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)