Form 10-K
period 2018-12-31
AUSCRETE Corp
filed 2019-04-12
CIK 1492091

10-K 1 auscrete10_10k.htm AUSCRETE CORPORATION FORM 10K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

410 Industrial Way, P.O. Box 230, Goldendale, WA 98920

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ yes ☐ no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ yes ☐ no

Indicate by check mark whether the registrant is a large Accelerated filer, an Accelerated filer, a non-Accelerated filer, or a smaller reporting company. Or an emerging growth company.

See the definitions of "large Accelerated filer," "Accelerated filer," "non-Accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [  ]Accelerated filer  [  ]

Non-Accelerated filer   [X]Smaller reporting company  [  ] Emerging growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  yes  ☒no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. o yes o no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding of the issuer's common stock as of April 10, 2019 is 62,886,186 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2018

Exhibits 31.1 and 32.1 Certifications of the Sarbanes-Oxley Act of 2002	Attached

Signatures	25

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

ITEM 1. BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's and is the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest consumer marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $100-$110 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large building products in mass production format. The house is constructed on site to produce an attractive site-built home, a durable home that will combat all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, its thermal efficiency saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in lighter-weight concrete manufacturing that has been acquired by the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, AuscreteHomes. These products are the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a highly thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of a lightweight product without sacrificing strength or structural integrity.

Since commencing re-development of the basic technology almost twelve years ago, Mr. Sprovieri has refined and modified the basic insulating formula utilizing various bubble aggregate producing machines to manufacture the product currently usable in Auscrete's building construction.

A number of specialized machines have been fabricated for the manufacturing of Auscrete’s product including machinery that can produce and infuse various sized bubble aggregates, product specific hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels have been produced for testing and for the construction of structures. At the outset and putting the Company’s technology to practical use, Auscrete Corporation has produced many and varied housing and commercial buildings.

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting workers, corporations and local economies. Yet still the availability of affordable housing is becoming increasingly scarce. The company is offering a product that not only makes housing affordable, but also offers some luxuries as well, such as standard heat pump/air conditioning that would not be available in other houses at such comparable pricing. By constructing with the Auscrete Building System, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

Developers and contractors will offer the homes as complete, turnkey ready constructed site-built dwellings. Even though they are technologically advanced, they are just plain good value masonry homes built of a time proven product, concrete.

The company has acquired 5 acres of Industrial Land with option on an additional 5 acres for a manufacturing facility in the Industrial Estate area of Goldendale, WA. Goldendale is a small city about 115 miles east of Vancouver, WA. Construction of phase 1 of the plant should take 5-6 months. The advantage of Goldendale is it is located adjacent to 2 main highways, I-84 east/west and I-97 north/south. This location will help considerably with the delivery of the pre-cast concrete panels initially to sites in the Western US, up to 1,000 miles away, and will also simplify the delivery of raw materials to the facility. It is anticipated that in the initial year of operations the company will be able to produce enough panel sets for the construction of over 50 homes.

Auscrete can economically deliver whole house panel sets throughout the entire West Coast and as far away as Arizona or Alberta, Canada. With a planned future facility to be set up in Ontario Canada, further efficiencies will be achieved by servicing a fast-emerging market in this above average, affordable housing growth area. Additionally, the Ontario plant could quite easily address the South East US market as well.

The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crews to construct and complete the houses.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On March 14, 2019, the company listed its stock on the OTCQB under the symbol "ASCK". The company has not repurchased stock or declared or paid dividends on its capital stock in 2017 or 2018. On May 26, 2014 the Company had executed a forward Stock split of 10 for 1.

The company performed a reverse share split in July, 2017 in the ratio of 1 share for 100 issued shares.

In July of 2018 the company performed a reverse share split in the ratio of 1 share for 1000 issued shares.

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

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $6,708,160 as of December 31, 2018 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Comparison of the fiscal year ended December 31, 2017 to the fiscal year ended December 31, 2018.

The company had a net loss of $(3,517,089) for the year ended December 31, 2018 compared to a net loss of $(2,037,746) for the year ended December 31, 2017. The change is explained below.

The company's operations during 2018 were restricted to fund-raising and compliance whereas the company acquired access to investment funds which were to produce results in limited cash acquisitions beginning in February 2018.

All other expenses were attributed to the cost of establishing a temporary shop in Goldendale WA for reformation and maintenance of Company owned assets and equipment. An onsite office building was also constructed for day to day business development operations and Company compliance processes.

The intended set up of facilities and subsequent operations of the company, being the manufacture of construction products for commercial and residential structures, had not commenced in 2018 but will commence in mid-2019 as the company completes financing and builds the manufacturing facility on the Goldendale, WA Industrial Estate.

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our 2018 short-term obligations are being covered by funding received from convertible notes with a total value of $406,000 issued in 2018.

Net cash used in operating activities was $242,663 in the year ended December 31, 2018 compared to net cash used in operating activity of 141,048 for the year ended December 31, 2017.

Net cash used by investing activities was $105,364 in the year ended December 31, 2018. Net cash used in investing activities for the year ended December 31, 2017 was $(0).

Net cash provided by financing activities was $349,000 in the year ended December 31, 2018. Net cash provided by financing activities in the year ended December 31, 2017 was $156,000.

As of December 31, 2018, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing of a minimum of $700,000

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and first became effective for an IPO with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The IPO was not commenced and expired in February 2014. The company became Effective with a Registration Statement in December 2014 registering shareholder held shares for sale enabling re-application to FINRA for listing on the

OTCBB. The company engaged the services of a registered broker-dealer and market maker, Glendale Securities, LLC, who subsequently applied with the Financial Industry Regulatory Authority (FINRA).

The Company did not execute its Initial Public Offering to raise capital. Required funds will be acquired from Loan or Equity financing to enable the Company to construct its factory campus on the Goldendale, WA Industrial Estate to meet the commencement and ongoing financial needs of the Company, as outlined in Liquidity and Capital Resources above.

Use of Funds Raised Through Financing

Initial Stage One targeted funding is up to $1.2 million and the company, during 2018, has purchased 5 acres of land on the Goldendale Industrial Estate. Initially it cost $102,000, including fees, to purchase the land. Two buildings will be constructed initially, one at 25,000 sq. ft. and one at 15,000 sq. ft. The cost of supply and erection of these buildings will be $495,000. Plant & Equipment, which comprises of specialty designed product blending equipment and raw cement and sand handling equipment, fork lifts, casting tables and specialized equipment, will cost $80,000 and Shop Equipment will be $65,000. The balance will be used for working capital and expenses including wages, marketing and other working capital and reserves.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have been developed as recent as this fiscal year as well as over the last twelve years since the inception of the founders’ pilot plant. An experienced sales person has been found who will have the luxury of dealing with existing contracts and contacts, many of which will reach forward over 3 years.

At this point in time, the company has available to it, contracts for the immediate supply of houses and other structures (apartment block etc.) valued at over $3.5 million but also has available letters of intent from a developer and from a contractor to supply 130 plus houses, valued at $19.6 million, to be built on their housing estates over the next few years. Delivery will be paced at the rate of sales but is expected to be in excess of 100 units per year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm9-10

Balance Sheets as of December 31, 2018 and 201711

Statements of Operations for the years ended December 31, 2018 and 201712

Statements of Changes in Stockholders' Equity for the Period ended December 31, 2018 and 201713

Statements of Cash Flows for the years ended December 31, 2018 and 201714

Notes to Financial Statements15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Auscrete Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auscrete Corp. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet generated operational revenue and has significant accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2014. Spokane, Washington
April 12, 2019

AUSCRETE CORPORATION
BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$15,948	$14,975
Prepaid Expenses	1,217	70
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	64,165	62,045

Property, Plant and Equipment (net)	122,035	21,899
TOTAL ASSETS	$186,200	$83,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$21,229	$25,718
Accrued Interest Payable	102,815	66,424
Notes Payable (net of discount)	411,071	386,547
Derivative Liability	372,151	309,487
Related Party Advances	1,079	1,099
TOTAL CURRENT LIABILITIES	908,345	789,275
TOTAL LIABILITIES	908,345	789,275

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 20,000,000,000 shares (increased from 500,000,000) 57,227,427 and 770,676 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively, restated to APIC below for the 1000 for 1 reverse stock split.	5,723	77
Additional Paid In Capital	5,980,292	2,467,577
Shares to be issued	-	17,981
Accumulated deficit	(6,708,160)	(3,190,966)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(722,145)	(705,331)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$186,200	$83,944

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the years ended December 31,

	2018	2017
REVENUE	$-	$-

EXPENSES
Accounting and Legal	36,397	29,218
G&A Expenses	207,261	123,594
Share based Expense	2,540,000	770,338
Depreciation expense	5,228	5,228
TOTAL EXPENSES	2,788,886	928,378

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(314,182)	(493,162)
Financing cost	(297,248)	(549,068)
Interest Expense	(116,773)	(67,138)
TOTAL OTHER INCOME (EXPENSES)	(728,203)	(1,109,368)

LOSS BEFORE TAXES	(3,517,089)	(2,037,746)
Provision for Income Taxes	-	-
NET LOSS	$(3,517,089)	$(2,037,746)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.15)	$(33.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	22,965,256	61,684

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
for the years ended December 31, 2018 and 2017

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, DECEMBER 31, 2016	3,702	$0	$729,553	$-	$(1,153,221)	$(423,669)

Shares issued for Note conversion	556,398	56	967,709	17,981	-	985,746
Issuance Common stock for services	212,326	21	777,317	-	-	777,338
Cancellation of shares	(1,750)	(0)	(7,000)			(7,000)
Rounding	(0)		(1)		-	(1)
Net Loss				-	(2,037,745)	(2,037,745)
						-
BALANCE, DECEMBER 31, 2017	770,676	77	2,467,578	17,981	(3,190,966)	(705,331)

Note conversion	6,403,375	641	977,719	(17,981)		960,379
Fractional round up additional shares issued upon reverse split	53,376	5	(5)		(105)	(105)
Shares issued for services	50,000,000	5,000	2,535,000			2,540,000
Net Loss					(3,517,089)	(3,517,089)
						-
BALANCE, December 31, 2018	57,227,427	$5,723	$5,980,292	$-	$(6,708,160)	$(722,145)

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the years ended December 31,

	2018	2017
OPERATING ACTIVITIES
NET LOSS	$(3,517,089)	$(2,037,746)
Finance Costs	297,248	549,068
Depreciation	5,228	5,228
Change in other assets	(1,147)
Share Based Expense	2,540,000	770,338
Change in Accounts Payable and Accrued Expenses	31,903	75,396
Change in Related Party Advances	(20)	1,099
Change in Derivative and Note Discount	401,214	495,569
Net Cash Used by Operating Activities	(242,663)	(141,048)

INVESTING ACTIVITIES:
Purchase of Equipment	(5,364)	-
Purchase of Land	(100,000)	-
Net cash used by investing activities	(105,364)	-

FINANCING ACTIVITIES:
Payments on notes payable	(45,000)
Proceeds from notes payable	394,000	156,000
Net cash provided by financing activities	349,000	156,000
NET INCREASE (DECREASE) IN CASH	973	14,952

CASH AT BEGINNING OF PERIOD	14,975	23

CASH AT END OF PERIOD	$15,948	$14,975

Supplemental Cashflow Information
Interest Paid	$-	-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$956,073	$-

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $100-110 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in mass production format. The house is virtually "fastened" together on site to produce an attractive site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the nine months ended September 30, 2018 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

The Company has no uncertain tax positions or related interest or penalties requiring Accrual at December 31, 2018 and 2017.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $15,948 cash equivalents as of December 31, 2018 and $14,975 as of December 31, 2017.

Fair Value Measurements

The Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

The Company’s financial instruments consist of cash, prepaid expenses, inventory, accounts payable, convertible notes payable, advances from related parties, and derivative liabilities. The estimated fair value of cash, prepaid expenses, investments, accounts payable, convertible notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2017	$–	$–	$309,487	$309,487

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$372,151	$372,151

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and 2017:

Derivative
Liability
Balance, December 31, 2017	$ 309,487
Additions recognized as debt discount	362,262
Note Conversions	(613,781)
Mark-to-market at December 31, 2018	314,183
Balance, December 31, 2018	$ 372,151

REVENUE RECOGNITION POLICY

The Company recognizes revenues in accordance with ASC 605and the related costs when persuasive evidence of an arrangement exists, delivery and Acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred. Revenues earned for the period is solely from maintenance services performed. The Company recognizes these sales once delivery time is confirmed to the customer.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue 15,500,000 as a result of conversion of notes. As of December 31, 2018, and 2017. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

EMERGING GROWTH COMPANY

The Company qualifies as an Emerging Growth Company, thus takes advantage of the 1-year deferral period for the adoption of all new accounting standards updates.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $6,708,160 as of December 31, 2018 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In December 2018, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities - FASB ASU 2016-01

Summary - The amendments in ASU 2016-01, among other things:

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

Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

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

NOTE 4 -RELATED PARTY TRANSACTIONS

During quarter 1, 2 and in to quarter 3, the Company did not have banking credit cards to assist with the normal everyday purchases and payments of corporate needs such as utilities etc. The CEO and other involved parties often used their own cards for this purpose and, to represent this, the company had a continuous Related Party Advances section in its financial statements. This was adjusted typically at the end of each reporting period. The Company since mid-quarter 3 has started using a corporate business card for Company related purchases.

As of December 31, 2018, and December 31, 2017, the balance owed to John Sprovieri was $1,079 and $1,099 respectively.

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

Property and Equipment at December 31, 2018 were comprised of the following at:

	December 31, 2018	December 31, 2017
Capital Equipment	$ 34,517	$ 34,517
Property	100,000	-
Vehicles	4,844	-
Accumulated Depreciation	(17,846)	(12,618)
Net Fixed Assets	$ 122,035	$ 21,899

Depreciation expense was $5,228 for the years ended December 31, 2018 and 2017

NOTE 6 - COMMON STOCK

Common Stock:

On July 6, 2017 the Company increased its Authorized Capital to 20,000,000,000 common shares at $0.0001 par value.

During July 2018 the company performed a reverse split in the ratio of 1 for 1,000.

There were 57,227,427 shares issued and outstanding as of December 31, 2018.

During the Period January 1, 2018 to December 31, 2018, the Company issued 56,456,751 shares based on post-split numbers Including, for services rendered, the following were issued on 8/17/2018:

35,000,000 shares to our Company CEO, John Sprovieri for Management Services.

5,500,000 shares to Kathleen Jett, wife of (deceased) Director, Clifford Jett for Director services

2,000,000 to Director (retired), William Beers. for Director Services.

2,500,000 to IR director, Lee Odom for IR services.

5,000,000 to Kimberly Grimm for Management Services.

The above shares were issued for previous services to the Company and were valued at the share price on the day of issue.

The following table is a list of the foremost 7 shareholders of the Company as of December 31, 2018.

NAMEADDRESSNumber of Shares

1 John SprovieriPO Box 813, Rufus OR 9705035,170,713
2CEDE & Company570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310. 9,681,864
3Kathleen D JettPO Box 846 618 W. First Street, Rufus, OR 97050. 5,025,092
4Kimberly Grimm15011 SE Mt Royale Ct. Milwaukie, OR 97267. 5,000,300
5E. Lee Odom Jr.7011 Park Green Drive Arlington, TX 76001. 2,502,500
6PowerUp Lending Grp.2522 Chambers Road, Suite 100, Tustin, CA 92780. 2,005,556
7William Beers PO Box 825, Rufus OR 97050. 2,003,900

NOTE 7 - INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the nine months ended September 30, 2018 using a Federal Tax Rate of 21%.

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

As of December 31, 2018, we had a net operating loss carry-forward of approximately $(6,708,160) and a deferred tax asset of approximately $1,408,714 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,708,714).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2018	December 31, 2017
Deferred Tax Asset	$ 1,408,714	$ 670,103
Valuation Allowance	(1,408,714)	(670,103)
Deferred Tax Asset (Net)	$ -	$ -

.

The Company is subject to tax in the U.S. federal and Washington jurisdictions. These filings are subject to a three-year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally Accepted Accounting principles.

Note 8 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 290% and a risk free discount rate of 2.56% The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	December 31, 2018	December 31, 2017
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$372,151	$309,487

NOTE - 9 SUBSEQUENT EVENTS

On February 27, 2018, the company had purchased a 5 acre industrial lot for $100,000 from the City of Goldendale, WA to establish production facility. In January, 2019, Arrangements were made with an area contractor to form the land and prepare for the excavation and preparation of building foundations.

The company did not receive funding promised from RB Capital due to Cash Flow problems of the lender. In January, it was decided to take a short-term note from PowerUp Lending Group in the amount of $37,000 to enable the company to continue. The note has interest of 12% and is convertible at 55% of market.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2018.

(c)             Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no other disclosures at this time.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

 Our directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below.

Our bylaws require at least three directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.19

John Sprovieri – CEO/Director, Age 70

John Sprovieri's background is in Mechanical Engineering being in the manufacturing industry for many years. He is an American, born in Australia and moved permanently to the US in 1994. He and his wife, Mary have been married nearly 51 years and have no children.

In 1975, Mr. Sprovieri developed an Australian agricultural/industrial tractor line and developed both the manufacturing and marketing segments of his company. The corporation produced nearly 500 units over the next 14 years until he sold the company to Just Australia China Holdings Ltd. (JACH) with interests in China, Korea and Russia. The company was operating profitably at the time it was sold. JACH were setting up overseas operations and were going to manufacture in China or South Korea. He stayed on with the corporation liaising with overseas licensed manufacturers and markets. He traveled extensively into Europe, USSR, the Middle East and North America.

Following completion of his obligations to JACH in 1993, he researched the US West Coast Market for Affordable Housing development opportunities. In 1997 Mr. Sprovieri launched an interstate transport company and was responsible for all facets of management including finance, operations, personnel and government compliance. In 2003, Mr. Sprovieri commenced development of the Auscrete technology and acquired financing to further develop the Cellucon based technology and product with a view to creating an affordable housing manufacturing operation.

During the past 13 years since 2006, Mr. Sprovieri has been principally involved with launching and managing the Auscrete Brand development activities. During this time, he has set up a manufacturing facility, trained personnel, redeveloped technology and started production of Auscrete products in 2008.

Michael Young – VP Operations, Age 65

Mike Young is Auscrete’s VP of Operations and CFO, he is currently also serving a position with the Company as an interim Director. Mike provides internal operational initiatives supporting compliance, accounting and regulations. He also possesses many years of diverse Management experience within Business and the Transportation Industry.

Mike spent 33 years of earlier life in IT and Broadcast Engineering working for Portland Community College in Portland Oregon. His responsibilities included Managing day to day facility operations, performing systems engineering, design and integration of numerous Television Broadcast, Satellite, Fiber Optic and Internet Technologies.

As a technical engineer during a 4 year bond supported project involving 6 individual Campus sites throughout the City, he was directly involved in designing both physical facilities layout and technology design and installation of numerous smart systems involving automated robotic and user interactive control, video, audio and Hi-Res data content Signal transport.

Other working experience included 12 months teaching K-12 students technologies involving Computer Programming, Robotics and Game Development.

Mike provides extensive internal and financial operational experience and knowledge which allows him to keep Auscrete’s business both accurate and correct.

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

ITEM 11. - EXECUTIVE COMPENSATION.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Sprovieri CEO	2018	17,602		875,000			892,602
	2017			168,810		15,154	183,964
Clifford Jett Director Dec.	2018	-		125,000		-	125,000
	2017			24,562			24,562
William Beers Director Ret.	2018	-		50,000		-	50,000
	2017			3,500			3,500
Michael Young VP Operation.	2018	18,746		-		-	-
	2017

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018. We did not have any equity compensation plans as of December 31, 2018.

Name & Address	# Class A Common Stock	Percentage
John Sprovieri - PO Box 813, Rufus OR 97050	35,170,713	56.8
Clifford & Kay Jett - PO Box 846, Rufus OR 97050	5,025,092	8.1
William S. Beers - PO Box 825, Rufus OR 97050	2,003,900	3.2

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

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the Accountant in connection with statutory and regulatory filings or engagements were $14,600 for fiscal year ended 2018 and $13,100 for professional services for fiscal year 2017.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal Accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $0 for fiscal year ended 2018 and $0 for fiscal year ended 2017.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal Accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2018 and $0 for 2017.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal Accountant, other than the services reported above were $0 for fiscal years ended 2018 and 2017.

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
(President/Chief Executive Officer)

Date April 12, 2019