Form 10-Q
period 2019-03-31
AUSCRETE Corp
filed 2019-05-20
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of May 15, 2019 of the Issuer's Common Stock is 71,194,021.

AUSCRETE CORPORATION

March 31, 2019

TABLE OF CONTENTS

AUSCRETE CORPORATION
BALANCE SHEETS

	(Un-audited)
	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$1,071	$15,948
Prepaid Expenses	2,300	1,217
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	50,371	64,165

Property, Plant and Equipment (net)	121,500	122,035
Deposits	-	-
TOTAL ASSETS	$171,871	$186,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$34,135	$21,229
Accrued Interest Payable	118,733	102,815
Notes Payable (net of discount)	405,960	411,071
Derivative Liability	367,088	372,151
Related Party Advances	3,333	1,079
TOTAL CURRENT LIABILITIES	929,249	908,345
TOTAL LIABILITIES	929,249	908,345

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.0001 par value, authorized 20,000,000,000 shares (increased from 500,000,000) 62,886,186 and 57,227,427 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively, restated to APIC below for the 1000 for 1 reverse stock split.	6,288	5,723
Additional Paid in Capital	6,062,751	5,980,292
Shares to be issued	-	-
Accumulated deficit	(6,826,417)	(6,708,160)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(757,378)	(722,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$171,871	$186,200

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three months ended March 31,

	(Un-audited)	(Un-audited)
	2019	2018
REVENUE	$-	$-

EXPENSES
Accounting and Legal	8,400	1,912
Salaries and wages	29,788	5,070
G&A Expenses	27,994	29,998
Depreciation expense	1,307	1,307
TOTAL EXPENSES	67,489	38,287

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	108,399	48,872
Financing cost	(106,725)	(435,237)
Interest Expense	(52,443)	(14,694)
TOTAL OTHER INCOME (EXPENSES)	(50,769)	(401,059)

LOSS BEFORE TAXES	(118,258)	(439,346)
Provision for Income Taxes	-	-
NET LOSS	$(118,258)	$(439,346)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	61,211,227	1,860,814

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2018, and 2017
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, DECEMBER 31, 2017	770,676	$77	$2,467,578	$17,981	$(3,190,966)	$(705,331)

Note conversion	2,485,253	249	865,407	(17,981)		847,675
Fractional round up additional shares issued upon reverse split					(105)	(105)
Net Loss					(439,346)	(439,346)
BALANCE, March 31, 2018	3,255,929	326	3,332,985	-	(3,630,417)	(297,107)

Note conversion	289,123	24	57,798	-		57,822
Fractional round up additional shares issued upon reverse split	5,690	5	(5)		6	6
Net Loss					(249,669)	(249,669)
BALANCE, June 30, 2018	3,550,741	355	3,390,778	-	(3,880,080)	(488,948)

Note conversion	3,629,000	363	177,220			177,583
Rounding	47,686	5	(5)		1	1
Shares issued for services	50,000,000	5,000	2,412,299			2,417,299
Net Loss					(3,191,454)	(3,191,454)
BALANCE, September 30, 2018	57,227,427	5,723	5,980,292	-	(7,071,533)	(1,085,519)

Fractional round up additional shares issued upon reverse split	-				(6)	(6)
Net Loss					363,380	363,380
BALANCE, December 31, 2018	57,227,427	5,723	5,980,292	-	(6,708,159)	(722,145)

Issuance Common stock for services						-
Note conversion	5,658,759	566	82,459	-	-	83,024
Net Loss					(118,258)	(118,258)
						-
BALANCE, March 31, 2019	62,886,186	$6,288	$6,062,751	$-	$(6,826,417)	$(757,378)

 The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the three months ended March 31,

	(Un-audited)	(Un-audited)
	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$(118,257)	$(439,346)
Finance Costs	106,725	435,237
Depreciation expense	1,307	1,307
Change in other assets	(1,083)	(4,540)
Change in Accounts Payable and Accrued Expenses	26,778	1,373
Change in Related Party Advances	2,254	1,579
Change in Derivative and Note Discount	(71,875)	(44,003)
Net Cash Used by Operating Activities	(54,152)	(48,393)

INVESTING ACTIVITIES:
Purchase of Equipment	775	(4,844)
Purchase of Land	-	(100,000)
Net cash used by investing activities	775	(104,844)

FINANCING ACTIVITIES:
Proceeds from notes payable	38,500	200,000
Net cash provided by financing activities	38,500	200,000
NET INCREASE (DECREASE) IN CASH	(14,877)	46,763

Cash and Cash Equivalents at Beginning of Period	15,948	14,975

CASH AT END OF PERIOD	$1,071	$61,738

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Supplemental Non-Cash Disclosure	$83,024	$298,191

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019

INCOME TAXES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $1,071 cash equivalents as of March 31, 2019 and $15,948 as of December 31, 2018.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$372,151	$372,151

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2019	$–	$–	$367,088	$367,088

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2019 and December 31, 2018:

Derivative
Liability
Balance, December 31, 2018	$372,151
Additions recognized as debt discount	103,336
Mark-to-market at March 31, 2019	(108,339)
Balance, December 31, 2019	$367,088

REVENUE RECOGNITION POLICY

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

•Identify the contract with the customer

•Identify the performance obligations in the contract

•Determine the transaction price

•Allocate the transaction price to the performance obligations in the contract

•Recognize revenue when the company satisfies a performance obligation

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue 15,500,000 as a result of conversion of notes As of March 31, 2019 and December 31, 2018. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $6,826,417 as of March 31, 2019 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

•Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).

•Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

•Effective - Effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company is in the process in determining effect it with have on the financial statements.

•The new guidance permits early adoption of the own credit provision.

Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

NOTE 4 -RELATED PARTY TRANSACTIONS

The Company, since quarter 3 of 2018, has had approved and has started using corporate business cards for Company related purchases instead of using personal cards of the related parties.

As of March 31, 2019, and December 31, 2018, the balance owed to Company CEO, John Sprovieri was $3,333 and $1,079 respectively.

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

Property and Equipment at March 31, 2019 were comprised of the following at:

	March 31, 2019	December 31, 2018
Property Plant and Equipment (Gross)	$140,653	$139,881
Accumulated Depreciation	(19,153)	(17,846)
Property, Plant and Equipment (net)	$121,500	$122,035

During the quarter, the Company purchased manufacturing equipment that increased the Gross equipment to $140,216. The Depreciation expense was $1,307 for the three months ended March 31, 2019 and 2018

NOTE 6 - COMMON STOCK

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

During the Period January 1, 2019 to March 31, 2019, the Company issued 5,658,759 for note conversions.

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

As of March 31, 2019, we had a net operating loss carry-forward of approximately $(6,826,417) and a deferred tax asset of approximately $1,433,548 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,433,548).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2019	December 31, 2018
Deferred Tax Asset	$ 1,433,548	$ 1,408,714
Valuation Allowance	(1,433,548)	(1,408,714)
Deferred Tax Asset (Net)	$ -	$ -

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

Note 8 – Derivative Liabilities

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 290% and a risk free discount rate of 2.44% The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	March 31, 2019, 2018	December 31, 2018
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$367,088	$372,151

NOTE 9 – SUBSEQUENT EVENTS

There have been a further 8,307,835 share conversions by Noteholders since March 31, 2019.

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

Results of Operations

As at March 31, 2019, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2018.

The company has established its operating base in Goldendale, WA and is currently preparing to move to a leased facility to begin production of the Companies products.

Management has assembled a complete specification set for the manufacturing equipment and have received price bids. Raw materials suppliers have been secured and alerted to the company's needs and probable timelines required.

During the three months ended March 31, 2019, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative allowances, sustained losses of $118,257. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

During the three months ending March 31, 2019, the company did receive a payment of $38,000 from the sale of convertible notes. Even though there were considerable costs during the period in financing fees, interest and G&A operating costs, the company was able to end the period with cash on hand of $1,071.

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

During February, 2018, Auscrete’s CEO was able to secure commitment of a $200,000 loan facility with RB Partners Inc. in California.. Further disbursements will be received in increments in the coming months.

These funds will enable completion of the construction of the factory facility on Auscrete’s Industrial Land in Goldendale, WA and meet the ongoing financial needs of the company.

Financial Statements in this document represent the full results of the company during the three-month period to March 31. There are no "off balance sheet" arrangements.

Use of Funds

As of March 31, 2019, the first $340,000 of the anticipated $1.5 million has enabled the company to achieve goals set for phase one. These included the attainment and purchase of 5 acres of land on the Goldendale, WA Industrial Estate. Build a mobile site office supporting Management operations and provide funds for refurbishment of company owned equipment.

Stage 2 will be the movement into and startup of the temporary manufacturing facility to get the building process of homes started.

Stage 3 will be the construction of a Production Building of 25,000 sq. ft. followed by a Manufacturing Support Building of 16,000 sq. ft. The cost of supply and erection of these buildings will be around $550,000.

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

Proposed Alternate Strategy

There has been a major change in the strategy to initially get some housing produced. The company has decided to lease a factory in the Goldendale area to get the production started ASAP instead of waiting for the new construction.

The Leased factory has adequate size to produce 30 houses per year with the addition of 2 extra casting tables that are being manufactured at our temporary refurbishment facility.

The Company’s Equipment Assets, which were earlier transported to Auscrete’s temporary facility have been worked on by the Company’s Engineering Department where refurbishment is completed and management and staff are working out of the Site Office currently located at the Company’s temporary facility. The site office will be transported and used at the Company’s leased building.

Once the Company has commenced production, management will update the plan with the goal of commencing construction of the headquarters on their Industrial Property in Goldendale in the near future.

It is comforting to know that the problems can be overcome by this modified plan and things will start moving again. The company can start producing product within 5 weeks of moving into the leased property.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31st, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSCRETE CORPORATION

Date: May 20, 2019

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)