Form 10-Q
period 2019-06-30
AUSCRETE Corp
filed 2019-08-19
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of August 18, 2019 of the Issuer's Common Stock is 192,519,353.

AUSCRETE CORPORATION

June 30, 2019

AUSCRETE CORPORATION
BALANCE SHEETS

	(Un-audited)
	June 30,	December 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$159	$15,948
Prepaid Expenses	5,014	1,217
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	52,173	64,165

Property, Plant and Equipment (net)	120,193	122,035
Deposits	-	-
TOTAL ASSETS	$172,366	$186,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$32,977	$21,229
Accrued Interest Payable	129,644	102,815
Notes Payable (net of discount)	414,855	411,071
Derivative Liability	329,417	372,151
Related Party Advances	9,444	1,079
TOTAL CURRENT LIABILITIES	916,337	908,345
TOTAL LIABILITIES	916,337	908,345

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 20,000,000,000 shares (increased from 500,000,000)
78,419,662 and 57,227,427 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively, restated to APIC below for the 1000 for 1 reverse stock split.	7,837	5,723
Additional Paid In Capital	6,170,517	5,980,292
Shares to be issued	-	-
Accumulated deficit	(6,922,325)	(6,708,160)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(743,971)	(722,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$172,366	$186,200

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2019 (Un-audited)

	three months ended June 30,		six months ended June 30,
	2019	2018	2019	2018
REVENUE	$-	$-	$-	$-

EXPENSES
Accounting and Legal	11,300	16,297	19,700	18,209
Salaries and wages		-	29,788
G&A Expenses	29,888	53,665	57,882	88,733
Depreciation expense	1,307	1,307	2,614	2,614
TOTAL EXPENSES	42,495	71,269	109,984	109,556

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	42,751	(147,013)	151,150	(98,141)
Financing cost	(37,949)	(20,441)	(144,674)	(455,678)
Interest Expense	(58,215)	(10,946)	(110,658)	(25,640)
TOTAL OTHER INCOME (EXPENSES)	(53,413)	(178,400)	(104,182)	(579,459)

LOSS BEFORE TAXES	(95,908)	(249,669)	(214,166)	(689,015)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(95,908)	$(249,669)	$(214,166)	$(689,015)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.07)	$(0.00)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	69,263,825	3,494,217	66,177,047	2,682,028

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of June 30, 2019
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, DECEMBER 31, 2017	770,676	$77	$2,467,578	$17,981	$(3,190,966)	$(705,331)

Note conversion	2,485,253	249	865,407	(17,981)		847,675
Fractional round up additional shares issued upon reverse split					(105)	(105)
Net Loss					(439,346)	(439,346)
BALANCE, March 31, 2018	3,255,929	$326	$3,332,985	$-	$(3,630,417)	$(297,107)

Note conversion	289,123	24	57,798	-		57,822
Fractional round up additional shares issued upon reverse split	5,690	5	(5)		6	6
Net Loss					(249,669)	(249,669)
BALANCE, June 30, 2018	3,550,741	355	3,390,778	-	(3,880,080)	(488,948)

Note conversion	3,629,000	363	177,220			177,583
Rounding	47,686	5	(5)		1	1
Shares issued for services	50,000,000	5,000	2,412,299			2,417,299
Net Loss					(3,191,454)	(3,191,454)
BALANCE, September 30, 2018	57,227,427	5,723	5,980,292	-	(7,071,533)	(1,085,519)

Fractional round up additional shares issued upon reverse split	-				(6)	(6)
Net Loss					363,380	363,380
BALANCE, December 31, 2018	57,227,427	5,723	5,980,292	-	(6,708,159)	(722,145)

Issuance Common stock for services						-
Note conversion	5,658,759	566	82,459	-	-	83,025
Net Loss					(118,258)	(118,258)
						-
BALANCE, March 31, 2019	62,886,186	$6,288	$6,062,751	$-	$(6,826,417)	$(757,378)

Issuance Common stock for services						-
Note conversion	15,533,476	1,553	107,765	-	-	109,318

Net Loss					(95,908)	(95,908)
						-
BALANCE, June 30, 2019	78,419,662	$7,842	$6,170,516	$-	$(6,922,325)	$(743,968)

 The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the six months ended June 30,

	(Un-audited)	(Un-audited)
	2019	2018
OPERATING ACTIVITIES
NET LOSS	$(214,166)	$(689,015)
Finance Costs	144,674	455,678
Depreciation	2,614	2,614
Change in other assets	3,797	(5,198)
Change in Accounts Payable and Accrued Expenses	48,020	5,313
Change in Related Party Advances	2,254	20,578
Change in Derivative and Note Discount	(82,257)	123,958
Net Cash Used by Operating Activities	(95,064)	(86,072)

INVESTING ACTIVITIES:
Purchase of Equipment	775	(5,364)
Purchase of Land	-	(100,000)
Net cash used by investing activities	775	(105,364)

FINANCING ACTIVITIES:
Payments on notes payable		(45,000)
Proceeds from notes payable	78,500	260,000
Net cash provided by financing activities	78,500	215,000
NET INCREASE (DECREASE) IN CASH	(15,789)	23,564

Cash and Cash Equivalents at Beginning of Period	15,948	14,975

Cash and Cash Equivalents at End of Period	$159	$38,539

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$192,343	$298,191

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2019

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

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019

INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the six months ended June 30, 2019 using a Federal Tax Rate of 21%.

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

The Company has no uncertain tax positions or related interest or penalties requiring Accrual at June 30, 2019 and 2018.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $159 cash equivalents as of June 30, 2019 and $15,948 as of December 31, 2018.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$372,151	$372,151

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2019	$–	$–	$329,417	$329,417

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2019

Derivative
Liability
Balance, December 31, 2018	$372,151
Additions recognized as debt discount	5,079
Mark-to-market at March 31, 2019	(47,813)
Balance, June	$329,417

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue 15,533,476 as a result of conversion of notes As of June 30, 2019 and March 31, 2019.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $6,922,325 as of June 30, 2019 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

•Update 2019-04—Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

•Update 2019-01—Leases (Topic 842): Codification Improvements

•Update 2018-17—Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

•Update 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

•Update 2018-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•Update 2018-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•Update 2018-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•Update 2018-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2017 and November 17, 2017 EITF Meetings  (SEC Update)

•Update 2018-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

NOTE 4 -RELATED PARTY TRANSACTIONS

As of, June 30, 2019 and March 31, 2019, the balance owed to Company CEO, John Sprovieri was $9,444 and $1,079 respectively.

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

Property and Equipment at June 30, 2019 were comprised of the following at:

	June 30, 2019	December 31, 2018
Property Plant and Equipment (Gross)	$140,653	$139,881
Accumulated Depreciation	(20,460)	(17,846)

Property, Plant and Equipment (net)	$120,193	$122,035

During the quarter, the Company purchased no manufacturing equipment so there was no increase of the $140,653 in Gross equipment. The Depreciation expense was $1,307 for the three months ended March 31, 2019 and 2018. And 2,614 for the six months ended June 30, 2019 and 2018.

NOTE 6 - COMMON STOCK

Common Stock:

On July 6, 2017 the Company increased its Authorized Capital to 20,000,000,000 common shares at $0.0001 par value.

During July 2018 the company performed a reverse split in the ratio of 1 for 1,000.

There were 57,227,427 shares issued and outstanding as of December 31, 2018.

During the Period January 1, 2019 to June 30, 2019, the company issued 3 Convertible Notes for a total of $78,500:

PowerUp1/28/1938,00012% 12 month note

PowerUp5/1/1913,00012%12 month note

Crownbridge5/28/1927,50010%12 month note

During the June 30 Qtr. the Company issued 15,533,476 shares for note conversions for a reduction of principle of $35,265.

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

As of June 30, 2019, we had a net operating loss carry-forward of approximately $(6,922,326) and a deferred tax asset of approximately $1,453,688 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,453,688).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2018, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2019	December 31, 2018
Deferred Tax Asset	$1,453,688	$ 1,408,714
Valuation Allowance	(1,453,688)	(1,408,714)
Deferred Tax Asset (Net)	$ -	$ -

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

	June 30, 2019	December 31, 2018
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$329,417	$372,151

NOTE 9 – SUBSEQUENT EVENTS

There have been a further 114,099,691 shares issued for conversions by Noteholders since June 30, 2019.

There have been no new loan notes issued by the Company since June 30, 2019

The Company has implemented its plan to postpone the Goldendale campus building site project and make use of the funds from the repurchase of the land by the City of Goldendale. The funds were used to lease an existing facility large enough to fulfill the Company’s startup needs as well as capital to purchase production equipment. This tactic will allow the Company to begin operations and address the numerous developer and contractor requests and get some housing produced as soon as possible.

On June 18, The Company has entered into a standard lease agreement at its new production facility and took possession in July. The lease agreement set cost per month is $2,000 plus electricity. The initial contract period is until December 31, 2019 and is renewable under a new lease contract or on a month by month basis if we prefer.

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

Results of Operations

As at June 30, 2019, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2018.

During the three months ended June 30, 2019, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative allowances, sustained losses of $214,166. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

During the three months ending June 30, 2019, the company did receive payments totaling $38,000 less legal fees and OID, from the sale of convertible notes. Even though there were considerable costs during the period in financing fees, interest and G&A operating costs, the company was able to end the period with cash on hand of $159.

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

The company has been quoted on the OTCQB Bulletin Board under the symbol "ASCK" since February 2019 and is DWAC registered.

Financial Statements in this document represent the full results of the company during the three-month period to June 30, 2019. There are no "off balance sheet" arrangements.

Production Startup Strategy

Last Quarter saw the Company develop a major change in strategy in an effort to fulfil the numerous developer and contractor requests and get some housing produced as soon as possible.

This involved postponing the Goldendale campus building site project and making use of funds to lease an existing facility large enough to fulfill the Company’s startup needs.

During Quarter 2 The Company has proceeded with its modified plan with its movement into its new manufacturing facility to get the building process of homes started.

The Leased factory has adequate size to support Plant Fabrication and Production Line Equipment. The facility will initially support enough hydraulically operated multi process casting tables to produce 5 panels every 2 weeks which will equate to 30 houses per year.

Great progress has been made with the Plant & Production Line Equipment being specified and ordered from selected vendors, this specialized Production equipment comprises “unique to process” materials blending and raw materials handling equipment.

The Company’s site office building, refurbished equipment and other assets have all been transferred to the new Production facility installed and made ready for use.

Enough startup working capital has been secured to start Production with reserves to support funding for expenses including wages and salaries, marketing, IR services and contingencies.

After receiving the purchased equipment on order, the finished housing materials should be in production within 6 to 8 weeks.

Auscrete has, with the move and startup of the new facility, been able to bring on 3 new hires to support the Production Facility needs.

Once the Company has commenced production, management will update the plan with the goal of commencing construction of the headquarters on Industrial Property in Goldendale Washington in the near future.

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

Current Financial Projections

Using a conservative estimate at an average 1,500 sq. ft. home with a value per sale of $150,000, the company is projecting first year sales revenues in the $4-5 million range from the current production plant.

Future Financial projections

With the implementation of phase 2, projected earnings will be 15 million per year after the new planned campus facility on the industrial site is up and running. At that rate, there are already approximately 3+ years of sales available at hand.

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

Although Auscrete can economically deliver whole house panel sets as far away as New Mexico or Alberta, Canada, the Company will concentrate mostly on its home markets here in the Northwest where future growth will be achieved by servicing this fast-emerging market in this above average (for affordable housing) evolving area.

The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crews to construct the houses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30th, that our disclosure controls and procedures are effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the three months ended June 30, 2019.

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

Date: August 20, 2019

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)