Form 10-Q
period 2019-09-30
AUSCRETE Corp
filed 2019-11-19
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

49 John Day Dam Rd  GoldendaleWA 98620

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (509) 261-2525

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] yes o no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] yes o no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer [x]	Smaller reporting company [x]

Emerging growth company [x]

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act. o yes [x] no

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o yes [x] no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. o yes o no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of November 18, 2019 of the Issuer's Common Stock is 11,747,846.

AUSCRETE CORPORATION

September 30, 2019

AUSCRETE CORPORATION
BALANCE SHEETS

	(Un-audited)
	September 30,	December 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$32,129	$15,948
Prepaid Expenses	5,661	1,217
Inventory	47,000	47,000
TOTAL CURRENT ASSETS	84,790	64,165

Property, Plant and Equipment (net)	37,767	122,035
Deposits	-	-
TOTAL ASSETS	$122,557	$186,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$50,176	$21,229
Accrued Interest Payable	102,151	102,815
Notes Payable (net of discount)	331,497	411,071
Derivative Liability	331,252	372,151
Related Party Advances	5,953	1,079
TOTAL CURRENT LIABILITIES	821,029	908,345
TOTAL LIABILITIES	821,029	908,345

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000)
4,779,723 and 286,137 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively, restated to APIC below for the 200 for 1 reverse stock Split	478	29
Additional Paid In Capital	6,871,190	5,985,986
Shares to be issued	-	-
Accumulated deficit	(7,570,140)	(6,708,160)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(698,472)	(722,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$122,557	$186,200

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, (Un-audited)

	three months ended September 30,		nine months ended September 30,
	2019	2018	2019	2018
REVENUE	$-	$-	$-	$-

EXPENSES
Accounting and Legal	18,100	1,600	37,800	19,809
Salaries and wages	33,142	31,017	74,480	40,279
Share based expense	-	2,540,000	-	2,540,000
G&A Expenses	38,966	28,013	85,299	107,484
Depreciation expense	1,307	1,307	3,921	3,921
TOTAL EXPENSES	91,515	2,601,937	201,500	2,711,493

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(172,784)	(290,991)	(21,634)	(389,132)
Loss on sale of fixed assets	(10,000)	-	(10,000)	-
Financing cost	(302,722)	(283,884)	(447,361)	(739,562)
Interest Expense	(70,793)	(14,642)	(181,486)	(40,282)
TOTAL OTHER INCOME (EXPENSES)	(556,299)	(589,517)	(660,481)	(1,168,976)

LOSS BEFORE TAXES	(647,814)	(3,191,454)	(861,979)	(3,880,469)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(647,814)	$(3,191,454)	$(861,979)	$(3,880,469)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.40)	$(22.33)	$(1.13)	$(68,02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	1,607,108	142,902	760,908	57,048

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2019
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, DECEMBER 31, 2017	3,853	$1	$2,467,654	$17,981	$(3,190,966)	$(705,331)

Note conversion	12,426	1	865,655	(17,981)		847,675
Fractional round up additional shares issued upon reverse split					(105)	(105)
Net Loss					(439,346)	(439,346)
BALANCE, March 31, 2018	16,280	$2	$3,333,309	$-	$(3,630,417)	$(297,107)

Note conversion	1,446	0	57,822	-		57,822
Fractional round up additional shares issued upon reverse split	28	-	-		6	6
Net Loss					(249,669)	(249,669)
BALANCE, June 30, 2018	17,754	3	3,391,131	-	(3,880,080)	(488,948)

Note conversion	18,145	2	177,581			177,583
Rounding	238	0	(0)		1	1
Shares issued for services	250,000	25	2,417,274			2,417,299
Net Loss					(3,191,454)	(3,191,454)
BALANCE, September 30, 2018	286,137	29	5,985,986	-	(7,071,533)	(1,085,519)

Fractional round up additional shares issued upon reverse split	-				(6)	(6)
Net Loss					363,380	363,380
BALANCE, December 31, 2018	286,137	29	5,985,986	-	(6,708,159)	(722,145)

Issuance Common stock for services						-
Note conversion	28,294	3	83,022	-	-	83,025
Net Loss					(118,258)	(118,258)
						-
BALANCE, March 31, 2019	314,431	$32	$6,069,008	$-	$(6,826,417)	$(757,378)

Issuance Common stock for services						-

Note conversion	77,667	8	109,310	-	-	109,318
Net Loss					(95,908)	(95,908)
						-
BALANCE, June 30, 2019	392,098	$40	$6,178,318	$-	$(6,922,325)	$(743,968)

Issuance Common stock for services						-
Note conversion	4,387,625	438	692,873	-	-	635,498
Net Loss					(647,815)	(647,815)
						-
BALANCE, September 30, 2019	4,779,723	$478	$6,871,191	$-	$(7,570,140)	$(698,472)

 The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the nine months ended September 30,

	(Un-audited)	(Un-audited)
	2019	2018
OPERATING ACTIVITIES
Net Income (Loss)	$(861,981)	$(3,880,496)
Finance Costs	447,361	695,159
Loss on Sale of fixed assets	10,000
Depreciation	3,921	3,921
Change in other assets	(4,444)	(5,276)
Share Based expense	-	2,540,000
Change in Accounts Payable and Accrued Expenses	116,632	54,400
Change in Related Party Advances	4,874	22,607
Change in Derivative and Note Discount	110,209	420,485
Net Cash Used by Operating Activities	(173,428)	(149,200)

INVESTING ACTIVITIES:
Purchase of Equipment	(18,891)	(5,364)
Purchase of Land	-	(100,000)
Sale of land	90,000
Net cash used by investing activities	71,109	(105,364)

FINANCING ACTIVITIES:
Payments on notes payable		(45,000)
Proceeds from notes payable	118,500	340,000
Net cash provided by financing activities	118,500	295,000
NET INCREASE (DECREASE) IN CASH	16,181	40,436

Cash and Cash Equivalents at Beginning of Period	15,948	14,975

Cash and Cash Equivalents at End of Period	$32,129	$55,411

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$827,841	$325,463

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine Months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019

INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the nine Months ended September 30, 2019 using a Federal Tax Rate of 21%.

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

The Company has no uncertain tax positions or related interest or penalties requiring Accrual at September 30, 2019 and 2018.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $32,129 cash equivalents as of September 30, 2019 and $15,948 as of December 31, 2018.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$372,151	$372,151

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability September 30, 2019	$–	$–	$331,252	$331,252

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2019

Derivative
Liability
Balance, December 31, 2018	$372,151
Additions recognized at note inception	$515,514
Conversion	$(578447)
Mark-to-market at September 30, 2019	$21,634
Balance, September 30, 2019	$331,252

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. The Company issued 4,387,625 as a result of conversion of notes as of September 30, 2019.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $7,570,140 as of September 30, 2019 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2018, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities - FASB ASU 2016-01

Summary - The amendments in ASU 2016-01, among other things.

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

Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

NOTE 4 -RELATED PARTY TRANSACTIONS

As of, September 30, 2019 and December 31, 2018, the balance owed to Company CEO, John Sprovieri was $5,953 and $1,079 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

During July, the Company sold their Industrial Property they had bought from the city of Goldendale in February 2018. The original purchase price was $100,000 for the 5 acre lot. The Company sold the land back to the City under the original contract for a discounted price of $90,000.

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

Property and Equipment at September 30, 2019 were comprised of the following at:

	September 30, 2019	December 31, 2018
Property Plant and Equipment (Gross)	$63,336	$139,881
Accumulated Depreciation	(25,569)	(17,846)
Property, Plant and Equipment (net)	$37,767	$122,035

During the quarter, the Company purchased $18,891 in manufacturing equipment so there was an increase to $63,336 in Gross equipment. The Depreciation expense was $1,307 for the three months ended September 30, 2019. And $3,921 for the nine months ended September 30, 2019 and 2018.The increase in property plant and equipment was offset by the sale of land for $100,000.

NOTE 6 - COMMON STOCK

Common Stock:

On July 6, 2017 the Company increased its Authorized Capital to 20,000,000,000 common shares at $0.0001 par value.

During July 2018 the company performed a reverse split in the ratio of 1 for 1,000.

There were 286,387 shares issued and outstanding as of December 31, 2018.

During the June 30, 2019 Qtr. the Company issued 77,667 shares for note conversions for a reduction of principle of $35,265.

During the Period July 1, 2019 to September 30, 2019, the company issued 4,387,625 shares for note conversions. Total shares issue for the period January 1, 2019 to September 30, 2019 was 4,493,585.

Subsequently in November of 2019, Auscrete’s Board approved a one for two hundred for one (200 to 1) reverse split during third quarter. The adjustment only affects the number of shares per shareholder, equity per shareholder remains the same. This modification should make for a quicker move back to the OTCQB opening the Company up to a larger audience and enhance shareholder values. All share references herein have been adjusted to reflect the reverse split.

As a result, $95,116 was reclassified from common stock to additional paid in capital.

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

As of September 30, 2019, we had a net operating loss carry-forward of approximately $(7,570,140) and a deferred tax asset of approximately $1,589,729 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,589,729).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2019	December 31, 2018
Deferred Tax Asset	$1,589,729	$ 1,408,714
Valuation Allowance	(1,589,729)	(1,408,714)
Deferred Tax Asset (Net)	$ -	$ -

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

Note 8 –  Notes Payable and Derivative Liabilities

On January 28, 2019 we entered into a one year convertible promissory note in the amount of $38,000 with and interest rate of 12% and a conversion rate of 55% of the lowest prior 20 days trading period.

On May 28, 2019 we entered into a one year convertible promissory note in the amount of $27,500 with and interest rate of 12% and a conversion rate of 55% of the lowest prior 25 days trading period.

On May 1, 2019 we entered into a one year convertible promissory note in the amount of $13,000 with and interest rate of 12% and a conversion rate of 55% of the lowest prior 25 days trading period.

During the Period July 1, 2019 to September 30, 2019, the company issued 1 12 month Convertible Note for the sum of $40,000 to LG Capital on 8/28/19 for $40,000 at 8%. Convertible at 60% of lowest of the prior 20 days trading period

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 290% and a risk free discount rate of 2.44% The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	September 30, 2019	December 31, 2018
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$331,252	$372,151

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019 through the date of this filing we issued 6,968,083 shares of common stock for note conversions.

November 2019 the company performed a reverse split in the ratio of 1 for 200. All stock references are stated to reflect the reverse split. All share references herein have been adjusted to reflect the reverse split. As a result, $95,116 was reclassified from common stock to additional paid in capital.

 In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

As at September 30, 2019, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2018.

During the three months ended September 30, 2019, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative allowances, sustained losses of $647,814. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

During the three months ending September 30, 2019, the company did receive payments totaling $38,000 less legal fees and OID, from the sale of convertible notes. Even though there were considerable costs during the period in financing fees, interest and G&A operating costs, the company was able to end the period with cash on hand of $32,129.

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

Financial Statements in this document represent the full results of the company during the three-month period to September 30, 2019. There are no "off balance sheet" arrangements.

Production Startup Commencement

Third Quarter advancements brought progressive accomplishments toward production commencement.

The Plant facility has been renovated and installation of most Production Line Equipment is in various stages in the direction of operational readiness.

The Company’s few remaining major specialized equipment asset purchases are in shipping transit with most arriving at the time of this filing.

After final remaining purchased equipment is fully installed and raw materials arrive at plant the finished housing materials should be in production within 4 to 6 weeks.

Adequate startup working capital has been secured to start Production with reserves to support funding for expenses including wages and salaries, marketing, IR services and contingencies and building materials.

Housing construction commitments are currently in the production planning stages between The Company, Builders and Marketing agents.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 12 years since the inception of the founders’ pilot plant. The company has interviewed and chosen an experienced sales person who will have the luxury of dealing with existing contacts as well as the multitude of inquiries received every week.

Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will also explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Current Financial Projections

Using a conservative estimate at an average 1,500 sq. ft. home with a value per sale of $150,000, management estimates first year sales revenues could reach $4-5 million from the current production plant.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30th, that our disclosure controls and procedures are not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the three months ended September 30, 2019.

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

Date: November 19, 2019

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)