Form 10-K
period 2019-12-31
AUSCRETE Corp
filed 2020-04-14
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

410 Industrial Way, P.O. Box 230, Goldendale, WA 98920

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (509) 261-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value 0.0001	OTCPink

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  yes  ☐ no ☒

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. o yes o no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding of the issuer's common stock as of April 10, 2020 is 78,031,329 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2019

TABLE OF CONTENTS

Page
PART I

Item 1 - Business	4

Item 1A - Risk Factors	5

Item 2 - Properties	5

Item 3 - Legal Proceedings	6

Item 4 - Mine Safety Disclosures	6

PART II

Item 5 - Market for Registrant's Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities	6

Item 6 - Selected Financial Data	6

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 8 - Financial Statements and Supplementary Data	9

Report of Independent Registered Public Accounting Firm	10

Balance Sheets as at December 31, 2019 and 2018	11

Statements of Operations for the period ended December 31, 2019 and 2018	12

Statements of Changes in Shareholders' Equity for the period ended December 31, 2019 and 2018	13

Statements of Cash Flows for the period ended December 31, 2019 and 2018	14

Notes to Financial Statements	15

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 9A - Controls and Procedures	22

Item 9B - Other Information	23

PART III

Item 10 - Directors, Executive Officers and Corporate Governance	23

Item 11 - Executive Compensation	24

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25

Item 13 - Certain Relationships and Related Transactions, and Director Independence	245

Item 14 - Principal Accounting Fees and Services	25

PART IV

Item 15 - Exhibits	26

Exhibits 31.1 and 32.1 Certifications of the Sarbanes-Oxley Act of 2002	Attached

Signatures	26

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

ITEM 1. BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior commercial structures and residential housing. This "GREEN" product is the culmination of design and development since the early 1980's and is the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest consumer marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $100-$110 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large building products in mass production format. Each house is constructed on site an this produces an attractive site-built home, a durable home that will combat all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, its thermal efficiency saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in lighter-weight concrete manufacturing that has been acquired by the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscretehomes and Auscrete. These products are the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a highly thermally efficient building system. The process enables infusion of millions of tiny air bubbles into a special inert concrete mix enabling the creation of an insulated and lightweight product without sacrificing strength or structural integrity.

Since commencing re-development of the basic technology almost thirteen years ago, Mr. Sprovieri has refined and modified the basic insulating formula that involves a number of purpose-built machines that have been fabricated for the manufacturing of Auscrete’s product.

The process includes machinery that can produce and infuse various sized aggregates, product specific hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing cabinet that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels were produced for testing and for the construction of structures. At the outset and putting the Company’s technology to practical use, Auscrete Corporation has produced many and varied housing and commercial buildings.

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered "affordable" when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting workers, corporations and local economies. Yet still the availability of affordable housing is becoming increasingly scarce forcing large numbers of working families to live on the streets overwhelming Governmental services.

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

Auscrete can economically deliver whole house panel sets throughout the entire West Coast and as far away as Texas or Alberta, Canada servicing a fast-emerging market in this above average, affordable housing growth area.

The company plans on selling most of its output to developers, contractors and builders who will purchase the complete set of wall, roof and interior panels from Auscrete and use their own construction crews to construct and complete the houses.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM  2. PROPERTIES.

The Company has divested its interest in its ownership of a 5-acre Industrial Property in Goldendale WA repurposing the investment to assist with startup capital used for major specialized batch plant equipment purchases.

The Company has moved its Manufacturing Plant into a leased facility to more quickly begin its production operations. On June 14, 2019 the company signed a 6 month lease on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The lease converted to a month to month on December 14, 2019. The total lease payments for 2019 were $12,000.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s stock is listed on the OTCPINK under the symbol "ASCK". The company has not repurchased stock or declared or paid dividends on its capital stock in 2019. On November 13, 2019 the Company had executed a reverse Stock split of 1 for 200. All shares presented herein are retrospectively adjusted to reflect the reverse split, unless otherwise noted.

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

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $8,436,608 as of December 31, 2019 which raises substantial doubt about the Company’s ability to continue as a going concern.

To the extent that the Company's capital resources are not adequate to meet current and planned operating requirements, the Company will use additional funds through equity and debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has subsequent current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will be required to provide any portion of the Company's future financing requirements.

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

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. You should read this section together with our financial statements and related notes thereto included elsewhere in this report.

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Please see the notes to the financial statements for further discussion on Significant accounting plicies.

GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $8,436,608 as of December 31, 2019 and no current revenue stream, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

RELATED PARTY TRANSACTIONS

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

As of December 31, 2019, and December 31, 2018, the balance owed to John Sprovieri was $6,766 and $1,079 respectively.

Results of Operations  comparison of the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2019.

The company had a net loss of $(1,728,448) for the year ended December 31, 2019 compared to a net loss of $(3,517,089) for the year ended December 31, 2018. The main reason is the reduction in share based espense of $2,540,000 in 2018 compared to $210,000 in 2019.

The company's operational expenses during 2019 were involved in fund-raising, day to day operations, payroll, facility lease, utilities, compliance fees and major equipment purchases. The company acquired access to investment funds which were to produce results in limited cash acquisitions throughout 2019.

The intended set up of facilities and subsequent operations of the company, being the manufacture of construction products for commercial and residential structures, had not commenced in 2019 but will begin in early 2020.

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our 2019 short-term obligations are being covered by funding received from convertible notes with a total value of $210,500 issued in 2019.

Net cash used in operating activities was $258,560 in the year ended December 31, 2019 compared to net cash used in operating activity of 242,663 for the year ended December 31, 2018.

Net cash provided by investing activities was $47,746 in the year ended December 31, 2019. Net cash used in investing activities for the year ended December 31, 2018 was $(105,364).

Net cash provided by financing activities was $210,500 in the year ended December 31, 2019. Net cash provided by financing activities in the year ended December 31, 2018 was $349,000.

As of December 31, 2019, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing of a minimum of $300,000

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and first became effective for an IPO with the SEC on August 16, 2012. It was established to finance an expansion of a current pilot facility operated by the founders in Rufus, OR. The IPO was not commenced and expired in February 2014. The company became Effective with a Registration Statement in December 2014 registering shareholder held shares for sale enabling re-application to FINRA for listing on the

OTCPink. The company engaged the services of a registered broker-dealer and market maker, Glendale Securities, LLC, who subsequently applied with the Financial Industry Regulatory Authority (FINRA).

Use of Funds Raised Through Financing

Initial Stage One targeted funding was $1.2 million and the company, during 2018, had purchased 5 acres of land on the Goldendale Industrial Estate. Initially it cost $102,000, including fees, to purchase the land.

In 2019 a change in Company strategy brought Management to make the decision to sell back its land investment and utilize the funds to establish an operational plant within a newly leased facility also in the Goldendale Washington area.

During the fiscal year both land sale funds and additional capital raised were used for major production equipment purchases and to fabricate startup provisions within a newly plant facility.

This Corporate profit orientated decision has provided greater advantageous results in assuring faster revenue generation.

The balance was used for working capital and expenses including wages, marketing and other working capital and reserves.

Marketing

Principal marketing efforts are initially aimed at leveraging specific contacts and relationships that have developed over the last 12 years since the inception of the founders’ pilot plant. The company has interviewed and chosen an experienced sales person who will have the luxury of dealing with existing contacts as well as the multitude of inquiries received every week.

Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will also explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

The typical structure will be a home in the 1,100 - 3,000 sq. ft. range that will sell to the contractor or developer for around $80K-$200K with the average being over $150,000. Obviously, the company will look to increase output to meet future demands and expects to do this through internal financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm - 10

Balance Sheets as of December 31, 2019 and 2018 - 11

Statements of Operations for the years ended December 31, 2019 and 2018 - 12

Statements of Changes in Stockholders' Equity for the Period ended December 31, 2019 and 2018 - 13

Statements of Cash Flows for the years ended December 31, 2019 and 2018 - 14

Notes to Financial Statements - 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Shareholders of Auscrete Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auscrete Corporation (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue to date and has a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2014. Spokane, Washington
April 14, 2020

AUSCRETE CORPORATION
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$15,634	$15,948
Prepaid Expenses	6,265	1,217
Inventory	2,100	47,000
TOTAL CURRENT ASSETS	23,999	64,165

Property, Plant and Equipment (net)	59,061	122,035
Deposits	-	-
TOTAL ASSETS	$83,060	$186,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$50,838	$21,229
Accrued Interest Payable	96,507	102,815
Notes Payable (net of discount)	370,786	411,071
Derivative Liability	729,308	372,151
Related Party Advances	6,766	1,079
TOTAL CURRENT LIABILITIES	1,254,205	908,345
TOTAL LIABILITIES	1,254,205	908,345

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000)
15,597,927 and 286,137 shares issued and outstanding as of December 31, 2019 and December 31, 2018 respectively, restated to APIC below for the 1000 for 1 and the 200 for 1 reverse stock splits.	1,560	29
Additional Paid In Capital	7,263,903	5,985,986
Shares to be issued	-	-
Accumulated deficit	(8,436,608)	(6,708,160)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,171,145)	(722,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$83,060	$186,200

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the years ended December 31,

	2019	2018
REVENUE	$-	$-

EXPENSES
Accounting and Legal	42,850	36,397
Salaries and wages	125,919	-
Share based expense	210,000	2,540,000
Inventory Write off	44,900
G&A Expenses	113,538	207,261
Depreciation expense	5,228	5,228
TOTAL EXPENSES	542,435	2,788,886

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(400,868)	(314,182)
Loss on Sale of Land	(10,000)
Financing cost	(543,541)	(297,248)
Interest Expense	(231,604)	(116,773)
TOTAL OTHER INCOME (EXPENSES)	(1,186,013)	(728,203)

LOSS BEFORE TAXES	(1,728,448)	(3,517,089)
Provision for Income Taxes	-	-
NET LOSS	$(1,728,448)	$(3,517,089)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.51)	$(30.63)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	3,359,142	114,826

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, DECEMBER 31, 2017	3,853	$1	$2,467,654	$17,981	$(3,190,966)	$(705,331)

Note conversion	32,017	3	1,101,058	(17,981)		1,083,080
						-
Rounding	266	0	(0)		(104)	(104)
Shares issued for services	250,000	25	2,417,274			2,417,299
Net Loss					(3,517,089)	(3,517,089)
BALANCE, December 31, 2018,	286,137	29	5,985,986	-	(6,708,159)	(722,145)

Issuance Common stock for services	5,250,000	525	209,475	-	-	210,000
Stock issued for Note conversions	10,061,438	1,005	1,045,941	-	-	1,046,947
Rounding shares	353	0	1		(1)	1
Beneficial conversion feature			22,500			22,500
						-
						-
Net Loss					(1,728,448)	(1,728,448)
						-
BALANCE, December 31, 2019	15,597,927	1,560	7,263,903	-	(8,436,608)	(1,171,145)

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the years ended December 31,

	2019	2018
OPERATING ACTIVITIES
NET LOSS	$(1,728,448)	$(3,517,089)
Finance Costs	543,541	297,248
Loss on sale of fixed asset	10,000
Depreciation	5,228	5,228
Change in other assets	(5,048)	(1,147)
Change in inventory	44,900
Share Based expense	210,000	2,540,000
Change in Accounts Payable and Accrued Expenses	83,452	31,903
Change in Related Party Advances	5,687	(20)
Change in Derivative and Note Discount	572,128	401,214
Net Cash Used by Operating Activities	(258,560)	(242,663)

INVESTING ACTIVITIES:
Purchase of Equipment	(42,254)	(5,364)
Purchase of Land	-	(100,000)
Sale of land	90,000
Net cash used by investing activities	47,746	(105,364)

FINANCING ACTIVITIES:
Payments on notes payable		(45,000)
Proceeds from notes payable	210,500	394,000
Net cash provided by financing activities	210,500	349,000
NET INCREASE (DECREASE) IN CASH	(314)	973

Cash and Cash Equivalents at Beginning of Period	15,948	14,975

Cash and Cash Equivalents at End of Period	$15,634	$15,948

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Discounts recognized on new debt issuances	$173,000	$82,400
Shares issued for note conversions	$1,046,947	$956,073

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The summary of significant accounting policies of Auscrete Corporation is presented to assist in the understanding of the Company's financial statements.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the year ended December 31, 2019 using a Federal Tax Rate of 21%.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $15,634 cash equivalents as of December 31, 2019 and $15,948 as of December 31, 2018.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$729,308	$729,308

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$372,151	$372,151

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and 2018:

Derivative
Liability
Balance, December 31, 2017	$ 309,487
Additions recognized as debt discount	362,262
Note Conversions	613,781
Mark-to-market at December 31, 2018	314,183
Balance, December 31, 2018	$ 372,151

Derivative
Liability
Balance, December 31, 2018	$ 372,151
Additions recognized as debt discount	634,378
Note Conversions	(678,089)
Mark-to-market at December 31, 2019	400,868
Balance, December 31, 2019	$ 729,308

REVENUE RECOGNITION POLICY

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).    The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

·Identify the contract with the customer

·Identify the performance obligations in the contract

·Determine the transaction price

·Allocate the transaction price to the performance obligations in the contract

·Recognize revenue when the company satisfies a performance obligation

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 25,500,000 as a result of conversion of notes. As of December 31, 2019, and 2018. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive. All calculations reflect the effects of the 200 to 1 reverse stock split.

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

Adverting cost

We recognizes advertising costs reported within general and administrative costs of 50,757 in 2018 and 41,527 in 2019.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $8,436,608 as of December 31, 2019 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This was early adopted and there were no outstanding equity awards to be re-valued.

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

As of December 31, 2019, and December 31, 2018, the balance owed to John Sprovieri was $6,766 and $1,079 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Management performed an analysis a elected to fully impair the inventory on hand at December 31, 2019

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non-related supplier.

Property and Equipment at December 31, 2019 were comprised of the following at:

	December 31, 2019	December 31, 2018
Capital Equipment	$ 75,355	$ 34,517
Property	-	100,000
Vehicles	6,344	4,844
Accumulated Depreciation	(22,638)	(17,846)
Net Fixed Assets	59,061	$ 122,035

Depreciation expense was $5,228 for the year ended December 31, 2019 and 5,228 for the year ending December 31, 2018

NOTE 6 - Equity

Common Stock:

The Company Authorized Capital to 20,000,000,000 common shares at $0.0001 par value.

During November 2019 the company performed a reverse split in the ratio of 1 for 200.

There were 15,597,927 shares issued and outstanding as of December 31, 2019.

During the Period January 1, 2019 to December 31, 2019, the Company issued 5,250,000 shares for services based on post-split numbers.

During the Period January 1, 2019 to December 31, 2019, the Company issued 10,061,438 shares for convertible note conversions based on post-split numbers.

The following table is a list of the foremost 6 shareholders of the Company as of December 31, 2019.

NAME ADDRESS	Number of Shares

1. John Sprovieri PO Box 813, Rufus OR 97050	1,750,000
2. CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	10,851,802
3. Kathleen D Jett PO Box 846 618 W. First Street, Rufus, OR 97050.	1,025,128
4. Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	5,000,300
5. E. Lee Odom Jr.7011 Park Green Drive Arlington, TX 76001.	12,513
7. Michael Young 4405 Hwy. 30 W, The Dalles, OR 97058	100,000

NOTE 7 - INCOME TAXES

We currently have no current tax liability, as we have had no revenue and incurred losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the year ended December 31, 2019 using a Federal Tax Rate of 21%.

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

As of December 31, 2019, we had a net operating loss carry-forward of approximately $(8,436,608) and a deferred tax asset of approximately $1,771,688 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2018 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,771,688).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2019, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2019	December 31, 2018
Deferred Tax Asset	$1,771,688	$1,408,714
Valuation Allowance	(1,771,688)	(1,408,714)
Deferred Tax Asset (Net)	$ -	$ -

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

Note 8 – Notes payable and Derivative Liabilities

On May 8, 2018, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 12%. Convertible at $.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 28, 2018, the company issued a 12-month Convertible Note for the sum of $10,000 to RB Capital at 12%. Convertible at $.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On December 7, 2018, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 12%. Convertible at $.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On October 25, 2019, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 12%. Convertible at $.01. As a result we recognized a beneficial conversion cost of $45,000.

On November 15, 2019, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 12%. Convertible at $.01. As a result, we recognized a beneficial conversion cost of $7,500.

On December 13, 2019, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 12%. Convertible at $.03. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On January 28, 2019 we entered into a one-year convertible promissory note in the amount of $38,000 with and interest rate of 12% and a conversion rate of 55% of the lowest prior 20 days trading period.

On May 28, 2019 we entered into a one-year convertible promissory note in the amount of $27,500 with and interest rate of 12% and a conversion rate of 55% of the lowest prior 25 days trading period.

On May 1, 2019 we entered into a one-year convertible promissory note in the amount of $13,000 with and interest rate of 12% and a conversion rate of 55% of the lowest prior 25 days trading period.

On August 20, 2019, the company issued a 12-month Convertible Note for the sum of $40,000 to LG Capital at 8%. Convertible at 60% of lowest of the prior 20 days trading period.

On December 16, 2019, the company issued a 12-month Convertible Note for the sum of $32,000 to LG Capital at 8%. Convertible at 60% of lowest of the prior 20 days trading period.

On December 16, 2019, the company issued a 12-month Convertible Note for the sum of $32,000 to LG Capital at 8%. Convertible at 60% of lowest of the prior 20 days trading period.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 228% to 304% and a risk free discount rate of 1.60% to 2.09 The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 290% and a risk free discount rate of 2.56%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of December 31, 2019 twelve convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	December 31, 2019	December 31, 2018
Derivative Liabilities on Convertible Loans:
Outstanding Balance	729,308	372,151

NOTE - 10 COMMITMENTS

On June 14, 2019 the company signed a 6 month lease on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The lease converted to a month to month on December 14, 2019. The total lease payments for 2019 were $12,000.

 NOTE - 11 SUBSEQUENT EVENTS

At the time of filing the Company has fully implemented its planned start-up strategy which has now positioned itself in an operational state of production.

The Company’s specialized systems and major new equipment procurements have been integrated and installed into a fully operational batch plant and product manufacturing is in process.

The Company is at the verge of delivering full house sets as its next tactical step in securing self-sustaining revenue capital.

Subsequent to December 31, 2019 the company has procured funding by the issue of 3 convertible notes. On January 13, we issued a $20K, 12-month, 10% interest note to RB Capital. On February 10, we issued a $25K, 12-month, 10% interest note to RB Capital and on March 9, we issued a $35K, 12-month, 8% interest note to LG Capital.

During the period January 1st, 2020 to April 7th, 2020, the Company issued a total of 62,433,402 shares from treasury. There were 12,433,402 shares issued to Noteholders through stock conversions and 50 million shares were issued to Management and Associates as compensation for services to the Company.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Our bylaws require at least three directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.19

John Sprovieri – CEO/Director, Age 71

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

Michael Young – VP / CFO Age 66

Mike Young is Auscrete’s VP of Operations and CFO, he is currently also serving a position with the Company as an interim Director. Mike provides internal operational initiatives supporting compliance, accounting and regulations. He also possesses many years of diverse Management experience within Business and the Transportation Industry.

Mike spent 33 years of earlier life in IT and Broadcast Engineering working in Portland Oregon. His responsibilities included day to day employee Management and Technical Engineering and design of numerous Technologies.

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

ITEM 11. - EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Sprovieri CEO	2019	31,105	-		-	-	31,105
	2018	17,602	-	-	-	-	17,602
Clifford Jett Director Dec.	2019	-	-	-	-	-	-
	2018	-	-	-	-	-	125,000
William Beers Director Ret.	2019	-	-	-	-	-	-
	2018	-	-	-	-	-	50,000
Michael Young VP Operation.	2019	32,117	-	-	-	-	34,117
	2018	18,746	-	-	-	-	18,746

Our CEO, John Sprovieri currently draws a flat yearly salary of $39,000 ($750 p/week) and our CFO, Mike Young draws a flat yearly salary of $37,440 ($720 p/week). Clifford Jett is deceased and no longer acts as Director and William Beers is retired and no longer acts as a Director.

DIRECTOR’S COMPENSATION.

Name and Principal Position	Fiscal Year	Director Fees $	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Sprovieri Director	2019	-	140,000	-	-	140,000
	2018	-	875,000	-	-	892,602
Clifford Jett Director Dec.	2019	-	-	-	-	-
	2018	-	125,000	-	-	125,000
William Beers Director Ret.	2019	-	-	-	-	-
	2018	-	50,000	-	-	50,000
Michael Young CFO Director	2019	-	4,000	-	-	4,000
	2018	-	-	-	-

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2019. We did not have any equity compensation plans as of December 31, 2019.

Name & Address	# Class A Common Stock	Percentage
John Sprovieri - PO Box 813, Rufus OR 97050	3,675,855	23.6
Clifford & Kay Jett - PO Box 846, Rufus OR 97050	1,025,128	6.6
William S. Beers – PO Box 825, Rufus 97050	110,022	7.0

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

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the Accountant in connection with statutory and regulatory filings or engagements were $19,850 for fiscal year ended 2019 and $14,600 for professional services for fiscal year 2018.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal Accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $7,450 for fiscal year ended 2019 and $0 for fiscal year ended 2018.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal Accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2019 and $0 for 2018.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal Accountant, other than the services reported above were $0 for fiscal years ended 2019 and 2018.

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

Date April 14, 2020