Form 10-Q
period 2020-03-31
AUSCRETE Corp
filed 2020-07-06
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

WA 98620

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of June 24, 2020 of the Issuer's Common Stock is 92,620,952

.

RELIANCE ON RELIEF ORDER.

On May 15, 2020 we filed a Current Report on Form 8-K in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (Relief Order). By way of filing the Current Report (as amended),  we, among other things,  extended the time of filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Quarterly Report”), until no later than July 1, 2020 in reliance on the Relief Order. The Current Report disclosed the reasons that our Quarterly Report could not be filed timely.

As required by the Relief Order, we hereby disclose that we were unable to timely file our Quarterly Report and had to avail ourselves of the Relief Order because COVID-19 caused severe disruptions in our operations and the operations of our professional advisors. This has, in turn, delayed the Company’s ability to complete the Report. In particular, the stay at home orders in various states impacted our employees, and the staff or our professional advisors, in assembling the financial and operational information required to be presented in the Annual Report.

AUSCRETE CORPORATION

March 31, 2020

AUSCRETE CORPORATION
BALANCE SHEETS

	(Un-audited)
	March 31,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$1,470	$15,634
Prepaid Expenses	7,554	6,265
Inventory	2,100	2,100
TOTAL CURRENT ASSETS	11,124	23,999

Property, Plant and Equipment (net)	61,444	59,061
Deposits	-	-
TOTAL ASSETS	$72,568	$83,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$49,026	$50,838
Accrued Interest Payable	104,331	96,507
Notes Payable (net of discount)	417,282	370,786
Derivative Liability	247,130	729,308
Related Party Advances	5,542	6,766
TOTAL CURRENT LIABILITIES	823,311	1,254,205
TOTAL LIABILITIES	823,311	1,254,205

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
78,031,330 and 15,597,928 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively,	7,803	1,560
Additional Paid In Capital	8,560,406	7,263,903
Shares to be issued	-	-
Accumulated deficit	(9,318,952)	(8,436,608)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(750,743)	(1,171,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,568	$83,060

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three months ended March 31,
Unaudited

	2020	2019
REVENUE	$-	$-

EXPENSES
Accounting and Legal	7,500	8,400
Salaries and wages	49,335	29,788
Share based expense	1,150,000	-
G&A Expenses	27,413	27,994
Depreciation expense	1,307	1,307
TOTAL EXPENSES	1,235,555	67,489

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	442,232	108,399
Financing cost	(36,311)	(106,725)
Interest Expense	(52,710)	(52,443)
TOTAL OTHER INCOME (EXPENSES)	353,211	(50,769)

LOSS BEFORE TAXES	(882,344)	(118,258)
Provision for Income Taxes	-	-
Net Income (Loss)	$(882,344)	$(118,258)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.39)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	60,508,825	306,056

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2020
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, December 31, 2018,	286,137	29	5,985,986	-	(6,708,159)	(722,145)

Note conversion	28,294	3	83,022	-	-	83,025
Net Loss					(118,258)	(118,258)
BALANCE, March 31, 2019	314,430	32	6,069,008	-	(6,826,417)	(757,378)

Issuance Common stock for services						-
Note conversion	77,667	8	109,310	-	-	109,318
Net Loss					(95,908)	(95,908)
BALANCE, June 30, 2019	392,098	$40	$6,178,318	$-	$(6,922,325)	$(743,968)

Issuance Common stock for services						-
Note conversion	4,387,625	438	692,873	-	-	693,311
Net Loss					(647,815)	(647,815)
BALANCE, September 30, 2019	4,779,722	$478	$6,871,191	$-	$(7,570,140)	$(698,472)

Issuance Common stock for services	5,250,000	525	209,475			210,000
Note conversion	5,567,852	556	160,736	-	-	161,292
Rounding shares	353	1	1		(1)	1
Beneficial conversion feature			22,500			22,500
Net Loss					(866,467)	(866,467)
BALANCE, December 31, 2019	15,597,928	$1,560	$7,263,903	$-	$(8,436,608)	$(1,171,145)

Issuance Common stock for services	50,000,000	5,000	1,145,000			1,150,000
Note conversion	12,433,402	1,243	151,504	-	-	152,747
Net Loss					(882,344)	(882,344)
						-
BALANCE, March 31, 2020	78,031,330	$7,803	$8,560,406	$-	$(9,318,952)	$(750,743)

 The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the three months ended March 31,

	(Un-audited)	(Un-audited)
	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$(882,344)	$(118,258)
Finance Costs	36,311	106,725
Depreciation	1,307	1,307
Change in other assets	(1,289)	(1,082)
Share Based expense	1,150,000	-
Change in Accounts Payable and Accrued Expenses	(6,107)	26,778
Change in Related Party Advances	(1,224)	2,254
Change in Derivative and Note Discount	(397,342)	(71,875)
Net Cash Used by Operating Activities	(88,474)	(54,152)

INVESTING ACTIVITIES:
Purchase of Equipment	(3,690)	775
Purchase of Land	-	-
Net cash used by investing activities	(3,690)	775

FINANCING ACTIVITIES:
Payments on notes payable		-
Proceeds from notes payable	78,000	38,500
Net cash provided by financing activities	78,000	38,500
NET INCREASE (DECREASE) IN CASH	(14,164)	(14,877)

Cash and Cash Equivalents at Beginning of Period	15,634	15,948

Cash and Cash Equivalents at End of Period	$1,470	$1,071

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$210,497	$83,024

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2020

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

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the nine Months ended March 31, 2020 using a Federal Tax Rate of 21%.

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

The Company has no uncertain tax positions or related interest or penalties requiring Accrual at March 31, 2020 and 2019.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $1,470 cash equivalents as of March 31, 2020 and $15,634 as of December 31, 2019.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$729,308	$729,308

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability March 31, 2020	$–	$–	$247,130	$247,130

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2020

Derivative
Liability
Balance, December 31, 2019	729,308
Additions recognized as debt discount	66,811
Note Conversions	(106,757)
Mark-to-market at March 31, 2020	(442,232)
Balance, March 31, 2020	247,130

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 25,500,000 as a result of conversion of notes. As of March 31, 2020, and 2019. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive. All calculations reflect the effects of the 200 to 1 reverse stock split completed November 13th, 2019

RECLASSIFICATION

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

LEASES

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We not have not adopted the above ASU as of January 1, 2019, as we have no long term leases.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $9,318,952 as of March 31, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. This also may be affected given the uncertainties surrounding the Covid 19 pandemic. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 4 -RELATED PARTY TRANSACTIONS

As of, March 31, 2020 and December 31, 2019, the balance owed to Company CEO, John Sprovieri was $5,542 and $6,766 respectively. These advances were primarily for operating expenses.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

During July 2019, the Company sold their Industrial Property they had bought from the city of Goldendale in February 2018. The original purchase price was $100,000 for the 5 acre lot. The Company sold the land back to the City under the original contract for a discounted price of $90,000.

Notes to Inventory Type and Value:

Inventory consists of Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $2,100 is based on the cost of purchase from a non-related supplier.

Property and Equipment at March 31, 2020 were comprised of the following at:

	March 31, 2020	December 31, 2019
Property Plant and Equipment (Gross)	$ 79,045	$ 75,355
Vehicles	6,344	6,344
Accumulated Depreciation	(23,945)	(22,638)
Property, Plant and Equipment (net)	$ 61,444	$ 59,061

During the quarter, the Company purchased $3,690 in manufacturing equipment so there was an increase to $79,045 in Gross equipment. The Depreciation expense was $1,307 for the three months ended March 31, 2020. and 2019.

 NOTE 6 - COMMON STOCK

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

During the Period January 1, 2020 to March 31, 2020 there were 50,000,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company.

During the Period January 1, 2020 to March 31, 2020, the Company issued 12,433,402 shares for convertible note conversions based on post-split numbers.

Shareholder	Issued	Cost Basis
Michael A. Young	1,000,000	17,000
Otto B. Paulette	1,000,000	17,000
William S. Beers	1,000,000	17,000
Julie Jett-Regnell	1,000,000	17,000
Elbert L. Odom	1,000,000	17,000
Kimberly A. Grimm	3,000,000	51,000
Kathleen D. Jett	5,000,000	85,000
John & Mary Sprovieri	37,000,000	629,000

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

As of March 31, 2020, we had a net operating loss carry-forward of approximately $(9,318,952) and a deferred tax asset of approximately $1,956,980 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(1,956,980).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At March 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2020	December 31, 2019
Deferred Tax Asset	$1,956,980	$ 1,771,688
Valuation Allowance	(1,956,980)	(1,771,688)

Deferred Tax Asset (Net)	$ -	$ -

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

On January 13, 2020, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 12%. Convertible at $.1. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On February 10, 2020, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 12%. Convertible at $.15. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On March 6, 2020, the company issued a 12-month Convertible Note for the sum of $35,000 to LG Capital at 8%. Convertible at 60% of lowest of the prior 20 days trading period.  We recognized a derivative liability of $66,811, an original debt discount of $35,000 and a loss on issuance of $31,811

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 255% to 262% and a risk free discount rate of .15% to .42 The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market.

For the three months ended March 31, 2020 the convertible notes had converted into 12,433,402 shares of common stock and we recognized $500 in finance fees on the conversions.

Outstanding Derivative Liabilities:

	March 31, 2020	December 31, 2019
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$247,130	$729,308

NOTE - 9 COMMITMENTS

On June 14, 2019 the company signed a 6 month lease on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The lease converted to a month to month on December 14, 2019 at $2,000 per month. The total lease payments for 2019 were $12,000.

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We not have not adopted the above ASU as of January 1, 2019, as we have no long term leases.

NOTE 10 – SUBSEQUENT EVENTS

Continued Operations Moving Forward

The Company’s Quarter progression activities has brought its newly built Manufacturing plant into the stage of full production readiness despite delays caused by the COVID-19 crisis.

Adequate working capital has been secured to cover building materials for construction and cover expenses including wages and salaries, marketing, IR services and contingencies.

On April 7, 2020 we issued a Convertible Note for $15,000 to RB Capital. The interest rate was 10% and convertible at a set rate of $0.05.

On June 5, 2020 we issued a Convertible Note for $20,000 to RB Capital. The interest rate was 10% and convertible at a set rate of $0.10.

From April 1, 2020 thru the date of this filing, $35,379 of convertible notes were converted into 14,589,623 shares of common stock and conversions increased our Outstanding shares from 78,031,329 to 92,620,952.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

As at March 31, 2020, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2019.

During the three months ended March 31, 2020, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative allowances, sustained losses of $882,344. These include regular expenses plus additional expenses and sub contract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

We have had minimal operating activity since inception of the company in 2010. Our 2020 short-term obligations are being covered by funding received from convertible notes with a total value of $80,000 issued in 2020.

Net cash used in operating activities was $88,474 for the three months ended March 31, 2020 compared to net cash used in operating activity of 54,152 for the three months ended March 31, 2019.

Net cash used in investing activities was $3,690 in the three months ended March 31, 2020. Net cash Provided by in investing activities for the three months ended March 31, 2019 was $775.

Net cash provided by financing activities was $78,000 in the three months ended March 31, 2020. Net cash provided by financing activities in the three months ended March 31, 2019 was 38,500.

As of March 31, 2020, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the three-month period to March 31, 2020. There are no "off balance sheet" arrangements.

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

Developers and contractors will offer the homes as complete ready constructed site-built units on suitable land. They are NOT and will not be offered under the banner of such categories as 'pre-

fabricated', ‘modular” or 'factory built' homes. They are just plain good value masonry homes built of a time proven product, concrete.

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

The Plant’s specialized line equipment installation has been completed with end line product fabrication meeting the Company’s expectations in high construction standards.

Housing construction planning is currently in a number of project stages. The Company’s Marketing efforts have recently diversified to also include designs of small dwellings sometimes referred to as “Tiny Homes.” These structures are 80 – 500 square feet housing units built to fill the gap in urban multi-unit homeless transitional housing. This additional new venture in fabrication fits well with Auscrete’s overall model in concrete panel construction for housing and commercial structures.

Auscrete has recently had considerable interest and meaningful conversations with associates of the Veterans Administration in Washington State discussing opportunities with the Company involving the “VA’s Homeless Providers Grant” program. This Governmental funding will finance the building of transitional housing to homeless Veterans of the State.

Over the next few weeks, the Company will be manufacturing two current designs of “Tiny Homes” which will include a 324 sq. ft. and 420 sq. ft. home which will be used for a time as display units at two separate locations prior to delivery to their customers.

The Company has also entered into recent discussions between its Marketing division and a builder to furnish panels for another traditional medium size home to be built 32 miles from Auscrete’s plant in Washington State.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the three months ended March 31, 2020.

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

Date: July 1, 2020

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)