Form 10-Q
period 2020-06-30
AUSCRETE Corp
filed 2020-08-17
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of August 12, 2020 of the Issuer's Common Stock is 100,542,966

.

AUSCRETE CORPORATION

June 30, 2020

AUSCRETE CORPORATION
BALANCE SHEETS

	(Un-audited)
	June 30,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$8,025	$15,634
Prepaid Expenses	7,744	6,265
Inventory	2,100	2,100
TOTAL CURRENT ASSETS	17,869	23,999

Property, Plant and Equipment (net)	60,137	59,061
Deposits	-	-
TOTAL ASSETS	$78,006	$83,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$62,246	$50,838
Accrued Interest Payable	116,915	96,507
Notes Payable (net of discount)	488,095	370,786
Derivative Liability	345,492	729,308
Related Party Advances	6,490	6,766
TOTAL CURRENT LIABILITIES	1,019,238	1,254,205
TOTAL LIABILITIES	1,019,238	1,254,205

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
92,620,953 and 15,597,928 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively,	9,262	1,560
Additional Paid In Capital	8,660,462	7,263,903
Accumulated deficit	(9,610,956)	(8,436,608)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(941,232)	(1,171,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$78,006	$83,060

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and six months ended June 30,

	three months ended June 30,		six months ended June 30,
	2020	2019	2020	2019
REVENUE	$-	$-	$-	$-

EXPENSES
Accounting and Legal	10,250	11,300	16,750	19,700
Salaries and wages	47,806	-	97,161	29,788
Share based expense	-	-	1,150,000	-
G&A Expenses	34,485	29,888	64,636	57,882
Depreciation expense	1,307	1,307	2,614	2,614
TOTAL EXPENSES	93,848	42,495	1,331,161	109,984

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(64,072)	42,751	379,917	151,150
Financing cost	(75,206)	(37,949)	(111,517)	(144,674)
Interest Expense	(58,878)	(58,215)	(111,587)	(110,658)
TOTAL OTHER INCOME (EXPENSES)	(198,516)	(53,413)	156,813	(104,182)

LOSS BEFORE TAXES	(292,004)	(95,908)	(1,174,348)	(214,166)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(292,004)	$(95,908)	$(1,174,348)	$(214,166)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	83,122,439	69,263,825	71,815,632	66,177,047

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of June 30, 2020
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, December 31, 2018,	286,137	29	5,985,986	-	(6,708,159)	(722,145)

Note conversion	28,294	3	83,022	-	-	83,025
Net Loss					(118,258)	(118,258)
BALANCE, March 31, 2019	314,430	32	6,069,008	-	(6,826,417)	(757,378)

Issuance Common stock for services						-
Note conversion	77,667	8	109,310	-	-	109,318
Net Loss					(95,908)	(95,908)
BALANCE, June 30, 2019	392,098	$40	$6,178,318	$-	$(6,922,325)	$(743,968)

Issuance Common stock for services						-
Note conversion	4,387,625	438	692,873	-	-	693,311
Net Loss					(647,815)	(647,815)
BALANCE, September 30, 2019	4,779,722	$478	$6,871,191	$-	$(7,570,140)	$(698,472)

Issuance Common stock for services	5,250,000	525	209,475			210,000
Note conversion	5,567,852	556	160,736	-	-	161,292
Rounding shares	353	1	-		(1)	-
Beneficial conversion feature			22,500			22,500
Net Loss					(866,467)	(866,467)
BALANCE, December 31, 2019	15,597,928	$1,560	$7,263,902	$-	$(8,436,608)	$(1,171,146)

Issuance Common stock for services	50,000,000	5000	1,145,000			1,150,000
Note conversion	12,433,402	1,243	151,504	-	-	152,747
Net Loss					(882,344)	(882,344)
						-
BALANCE, March 31, 2020	78,031,330	$7,803	$8,560,406	$-	$(9,318,952)	$(750,743)

Issuance Common stock for services						-
Note conversion	14,589,623	1,459	80,806			82,265
Net Income (Loss)					(292,004)	(292,004)
						-
BALANCE, June 30, 2020	92,620,953	$9,262	$8,641,212	$-	$(9,610,956)	$(941,232)

 The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the three and six months ended June 30,

	2020	2019
OPERATING ACTIVITIES
NET LOSS	$(1,174,348)	$(214,166)
Finance Costs	111,517	144,674
Depreciation	2,614	2,614
Change in other assets	(1,479)	3,797
Share Based expense	1,150,000	-
Change in Accounts Payable and Accrued Expenses	31,816	48,020
Change in Related Party Advances	(276)	2,254
Change in Derivative and Note Discount	(290,763)	(82,257)
Net Cash Used by Operating Activities	(170,919)	(95,064)

INVESTING ACTIVITIES:
Purchase of Equipment	(3,690)	775
Net cash (used) by investing activities	(3,690)	775

FINANCING ACTIVITIES:
Proceeds from notes payable	167,000	78,500
Net cash provided by financing activities	167,000	78,500
NET INCREASE (DECREASE) IN CASH	(7,609)	(15,789)

CASH, BEGINNING OF PERIOD	15,634	15,948

CASH, END OF PERIOD	$8,025	$159

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$254,262	$192,343

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements are presented in condensed format and should be read in conjunction with the audited financial statement on the form 10K for the year ended December 31, 2019.

INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the six Months ended June 30, 2020 using a Federal Tax Rate of 21%.

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

The Company has no uncertain tax positions or related interest or penalties requiring Accrual at June 30, 2020 and 2019.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $8,025 in cash equivalents as of June 30, 2020 and $15,634 as of December 31, 2019.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability December 31, 2019	$–	$–	$729,308	$729,308

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability June 30, 2020	$–	$–	$345,492	$345,492

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2020

Derivative
Liability
Balance, December 31, 2019	729,308
Additions recognized as debt discount	121,179
Note Conversions	(153,636)
Mark-to-market at June 30, 2020	(351,359)
Balance, June 30, 2020	345,492

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that approximately 400,000,000 shares of common stock could be issued as a result of conversion of notes payable. As of June 30, 2020, and 2019. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive. All calculations reflect the effects of the 200 to 1 reverse stock split completed November 13th, 2019.

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

LEASES

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have not adopted the above ASU as of January 1, 2020, as we have no long term leases.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $9,610,956 as of June 30, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -RELATED PARTY TRANSACTIONS

As of, June 30, 2020 and December 31, 2019, the balance owed to Company CEO, John Sprovieri was $6,490 and $6,766 respectively. These advances were primarily for operating expenses.

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

Property and Equipment at June 30, 2020 were comprised of the following at:

	June 30, 2020	December 31, 2019
Property Plant and Equipment (Gross)	$ 79,045	$ 75,355
Vehicles	6,344	6,344
Accumulated Depreciation	(25,252)	(22,638)
Property, Plant and Equipment (net)	$ 60,137	$ 59,061

During the six months ended June 30, 2020, the Company purchased $3,690 in manufacturing equipment so there was an increase to $79,045 in Gross equipment. The Depreciation expense was for the three and six months ended June 30, 2020 and 2019 was$1,307 and $2,614 respectively.

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

During the Period January 1, 2020 to June 30, 2020, the Company issued 27,023,025 shares for convertible note conversions based on post-split numbers. On one of the conversions the conversion price was modified during the period to induce the share settlement, resulting in loss on the conversion of $19,250.

During the Period January 1, 2020 to June 30, 2020 there were 50,000,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company.

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

As of June 30, 2020, we had a net operating loss carry-forward of approximately $(9,610,956) and a deferred tax asset of approximately $2,018,301 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(2,018,301).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At June 30, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2020	December 31, 2019
Deferred Tax Asset	$2,018,301	$ 1,771,688
Valuation Allowance	(2,018,301)	(1,771,688)
Deferred Tax Asset (Net)	$ -	$ -

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

On March 6, 2020, the company issued a 12-month Convertible Note for the sum of $35,000 to LG Capital at 8%. Convertible at 60% of lowest of the prior 20 days trading period.  We recognized a derivative liability of $66,811, an original debt discount of $35,000 and a loss on issuance of $31,811

On April 7, 2020, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 12%. Convertible at $.05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 5, 2020, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 12%. Convertible at $.1. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 25, 2020, the company issued a 12-month Convertible Note for the sum of $30,000 to Samuel Rotbard at 8%. Convertible at 60% of lowest of the prior 20 days trading period.  We recognized a derivative liability of $66,811, an original debt discount of $35,000 and a loss on issuance of $31,811

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 204% to 262% and a risk free discount rate of .15% to .42 The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market.

For the six months ended June 30, 2020 the convertible notes had converted into 27,023,025 shares of common stock and we recognized $500 in finance fees on the conversions.

Outstanding Derivative Liabilities:

	June 30, 2020	December 31, 2019
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$345,492	$729,308

NOTE - 9 COMMITMENTS

On June 14, 2019 the company signed a 6 month lease on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The lease converted to a month to month on December 14, 2019 at $2,000 per month. The total lease payments for 2019 were $12,000.

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are not materially impacted by this, as we have no long-term leases.

NOTE 10 – SUBSEQUENT EVENTS

On July 23rd, 2020, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 10% interest. The note is Convertible at $0.05.

Auscrete entered into a sales agreement on July 30 with Real Estate Developer, Michael Nillson for supply of housing and structures throughout the Columbia Gorge Region of Washington and Oregon States. The renewable agreement is open ended and gives Mr. Nillson access to an array of housing structures to be constructed over each one year period.

The first home is a 360 sq. ft. small display home in Lyle, WA and materials production commenced on August 10th with construction due to commence on August 25. The agreement gives Mr. Nillson preferential supply dates and covers him for a 6% incentive on sales.

From July 1, 2020 thru August 11, 2020 we had two note conversions for a total of $15,686 into 7,922,013 shares of our common stock.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

As at June 30, 2020, the Company had not commenced manufacturing operations. Therefore, there were no material operational changes from the last audited financials of December 31, 2019.

During the three and six months ended June 30, 2020, the company was not operating as a revenue producing manufacturer and, with allowances for Derivative and share based expens, sustained losses of $292,004 and $1,174,348 respectively. These include regular expenses plus additional expenses and subcontract labor that were necessary as the company went ahead with Design Engineering and Fundraising activities.

Liquidity

We have had minimal operating activity since inception of the company in 2010. Our 2020 short-term obligations are being covered by funding received from convertible notes with a total value of $143,000 issued in 2020.

Net cash used in operating activities was $170,919 for the six months ended June 30, 2020 compared to net cash used in operating activity of 95,064 for the same period in 2019.

Net cash used in investing activities was ($3,690) in the six months ended June 30, 2020, compared to $775 for the same period in 2019.

Net cash provided by financing activities was $167,000 in the six months ended June 30, 2020, compared to $78,500 for same period in 2019.

As of June 30, 2020, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the three-month period to June 30, 2020. There are no "off balance sheet" arrangements.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the six months ended June 30, 2020.

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

Date: August 17, 2020

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)