Form 10-Q
period 2020-09-30
AUSCRETE Corp
filed 2020-11-23
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of November 20, 2020 of the Issuer's Common Stock is 120,719,111

.

AUSCRETE CORPORATION

September 30, 2020

AUSCRETE CORPORATION
BALANCE SHEETS

	Un-audited
	September 30,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$309	$15,634
Accounts Receivable	13,000	-
Prepaid Expenses	3,905	6,265
Inventory	6,197	2,100
TOTAL CURRENT ASSETS	23,411	23,999

Property, Plant and Equipment (net)	58,831	59,061
Deposits	-	-
TOTAL ASSETS	$82,242	$83,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$79,973	$50,838
Accrued Interest Payable	130,729	96,507
Notes Payable (net of discount)	547,219	370,786
Derivative Liability	334,447	729,308
Related Party Advances	-	6,766
TOTAL CURRENT LIABILITIES	1,092,368	1,254,205
TOTAL LIABILITIES	1,092,368	1,254,205

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares (increased from 500,000,000)
114,040,787 and 15,597,928 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively, restated to APIC below for the 200 for 1 reverse stock split.	11,400	1,560
Additional Paid In Capital	8,759,701	7,263,903
Shares to be issued	-	-
Accumulated deficit	(9,781,227)	(8,436,608)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,010,126)	(1,171,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$82,242	$83,060

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
for the three and nine months ended September 30,
Un-audited

	three months ended September 30,		nine months ended September 30,
	2020	2019	2020	2019
REVENUE	$13,000	$-	$13,000	$-

Cost of Goods sold	8,359		8,359
Gross Profit	4,641	-	4,641	-

EXPENSES
Accounting and Legal	12,200	18,100	28,950	37,800
Salaries and wages	42,042	33,142	139,204	74,480
Share based expense	-	-	1,150,000	-
G&A Expenses	21,088	38,966	104,975	85,297
Depreciation expense	1,307	1,307	3,921	3,921
TOTAL EXPENSES	76,637	91,515	1,427,050	201,498
Income (loss) from operations	(71,996)	(91,515)	(1,422,409)	(201,498)

OTHER INCOME (EXPENSES)
Gain / (Loss) on Derivative	(39,766)	(172,784)	340,152	(21,634)
Loss on sale of fixed assets	-	(10,000)	-	(10,000)
Financing cost	(15,530)	(302,722)	(107,797)	(447,361)
Interest Expense	(42,979)	(70,793)	(154,566)	(181,486)
TOTAL OTHER INCOME (EXPENSES)	(98,275)	(556,299)	77,789	(660,481)

LOSS BEFORE TAXES	(170,271)	(647,814)	(1,344,620)	(861,979)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(170,271)	$(647,814)	$(1,344,620)	$(861,979)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.40)	$(0.02)	$(1.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	101,164,101	1,607,108	81,669,862	760,908

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of September 30, 2020
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Shares to be issued	Accumulated Deficit	TOTAL
BALANCE, December 31, 2018,	286,137	29	5,985,986	-	(6,708,159)	(722,145)

Note conversion	28,294	3	83,022	-	-	83,025
Net Loss					(118,258)	(118,258)
BALANCE, March 31, 2019	314,430	32	6,069,008	-	(6,826,417)	(757,378)

Issuance Common stock for services						-
Note conversion	77,667	8	109,310	-	-	109,318
Net Loss					(95,908)	(95,908)
BALANCE, June 30, 2019	392,098	$40	$6,178,318	$-	$(6,922,325)	$(743,968)

Issuance Common stock for services						-
Note conversion	4,387,625	438	692,873	-	-	693,311
Net Loss					(647,815)	(647,815)
BALANCE, September 30, 2019	4,779,722	$478	$6,871,191	$-	$(7,570,140)	$(698,472)

Issuance Common stock for services	5,250,000	525	209,475			210,000
Note conversion	5,567,852	556	160,736	-	-	161,292
Rounding shares	353	1	-		(1)	-
Beneficial conversion feature			22,500			22,500
Net Loss					(866,467)	(866,467)
BALANCE, December 31, 2019	15,597,928	$1,560	$7,263,902	$-	$(8,436,608)	$(1,171,146)

Issuance Common stock for services	50,000,000	5000	1,145,000			1,150,000
Note conversion	12,433,402	1,243	151,504	-	-	152,747
Net Loss					(882,344)	(882,344)
						-
BALANCE, March 31, 2020	78,031,330	$7,803	$8,560,406	$-	$(9,318,952)	$(750,743)

Note conversion	14,589,623	1,459	100,056			101,515
Net Loss					(292,004)	(292,004)
						-
BALANCE, June 30, 2020	92,620,953	$9,262	$8,660,462	$-	$(9,610,956)	$(941,232)

Note conversion	21,419,834	2,138	99,239			101,377
NET LOSS					(170,271)	(170,271)
						-
BALANCE, September 30, 2020	114,040,787	$11,400	$8,759,701	$-	$(9,781,226)	$(1,010,126)

 The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the nine months ended September 30, 2020
Un-audited

	2020	2019
OPERATING ACTIVITIES
NET LOSS	$(1,344,620)	$(861,979)
Finance Costs	107,797	447,359
Loss on sale of fixed asset	-	10,000
Depreciation	3,921	3,921
Change in other assets	2,360	(4,444)
Change in Accounts Receivable	(13,000)	-
Change in inventory	(4,097)	-
Share Based expense	1,150,000	-
Change in Accounts Payable and Accrued Expenses	63,357	116,632
Change in Related Party Advances	(6,766)	4,874
Change in Derivative and Note Discount	(204,587)	110,209
Net Cash Used by Operating Activities	(245,635)	(173,428)

INVESTING ACTIVITIES:
Purchase of Equipment	(3,690)	(18,891)
Sale of Land	-	90,000
Net cash used by investing activities	(3,690)	71,109

FINANCING ACTIVITIES:
Payments on notes payable		-
Proceeds from notes payable	234,000	118,500
Net cash provided by financing activities	234,000	118,500
NET INCREASE (DECREASE) IN CASH	(15,325)	16,181

CASH, BEGINNING OF PERIOD	15,634	15,948

CASH, END OF PERIOD	$309	$32,129

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

Supplemental Non-Cash Disclosure
Shares issued for note conversions	$254,262	$827,841

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception. On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the nine Months ended September 30, 2020 using a Federal Tax Rate of 21%.

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

The Company has no uncertain tax positions or related interest or penalties requiring Accrual at September 30, 2020 and 2019.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $309 in cash equivalents as of September 30, 2020 and $15,634 as of December 31, 2019.

Accounts Receivable

We grant credit to our customers and do not require collateral. Our ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by us. Reserves for un-collectable amounts are provided, based on past experience and a specific analysis of the accounts. Although we expect to collect amounts due, actual collections may differ from the estimated amounts. As of September 30, 2020, and December 31, 2019, we had a reserve for potentially un-collectable accounts of $0 and $0 respectively. The three and nine months ended September 30, 2020; our bad debt expense was $0 compared to $0 for the same period in 2019.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability December 31, 2019	$–	$–	$729,308	$729,308

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability September 30, 2020	$–	$–	$334,447	$334,447

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2020

Derivative
Liability
Balance, December 31, 2019	$ 729,308
Additions recognized as debt discount	121,179
Note Conversions	(175,886)
Mark-to-market at September 30, 2020	(362,404)
Balance, September 30, 2020	$ 334,447

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

For the three months ended September 30, 2020 we completed and sold one unit for $13,000.

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

Share-Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in

Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black-Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility. For the “risk-free interest rate,” we use the Constant Maturity Treasury rate on 90-day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20-trading-day average. At the time of grant, the share-based compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. It is also adjusted to account for the restricted and thinly traded nature of the shares. The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates.

We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and, if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share-based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The three months ended September 30, 2020 and 2019 we had $1,150,000 and $0 respectively, in share-based expense, due to the issuance of common stock. As of September 30, 2020, we had no further non-vested expense to be recognized.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that approximately 400,000,000 shares of common stock could be issued as a result of conversion of notes payable. As of September 30, 2020, and 2019. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive. All calculations reflect the effects of the 200 to 1 reverse stock split completed November 13th, 2019.

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

LEASES

ASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoptions of this standard has not significantly impacted the company.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern.

During the three-month period ending September 30, 2020 the Company had started generating revenues from construction related operations. This involved the sale of 420 square foot contracted display home for $13,000.

During the prior six months of 2020 the Company had not generated revenues from construction related operations. The Company has an Accumulated deficit of $9,781,227 as of September 30, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. This also may be affected given the uncertainties surrounding the Covid 19 pandemic. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty

Note – 3 Recent Accounting Pronouncements

The Company is reviewing the effects of following recent updates. The Company has no expectation that any of these items will have a material effect upon the financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses [codified as Accounting Standards Codification Topic (ASC) 326]. ASC 326 adds to US generally accepted accounting principles (US GAAP) the current expected credit loss (CECL) model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. This will become effective in January 2023 and the impact on the company is under evaluation.

Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This was early adopted and there were no outstanding equity awards to be re-valued.

Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This was issued in August of 2020 and will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are in the process of evaluating the impact to the company.

NOTE  - 4 RELATED PARTY TRANSACTIONS

As of, September 30, 2020 and December 31, 2019, the balance owed to Company CEO, John Sprovieri was $0 and $6,766 respectively. These advances were primarily for operating expenses.

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

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost of $8,359 is based on the cost of purchase from a non-related supplier.

Property and Equipment at September 30, 2020 were comprised of the following at:

	September 30, 2020	December 31, 2019
Property Plant and Equipment (Gross)	$79,482	$75,355
Vehicles	6,344	6,344
Accumulated Depreciation	(26,995)	(22,638)
Property, Plant and Equipment (net)	$58,831	$59,061

During the nine months ended September 30, 2020, the Company purchased $3,690 in manufacturing equipment. The Depreciation expense for the three and nine months ended September 30, 2020 and 2019 was $1,307 and $3,921 respectively.

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

During the Period January 1, 2020 to September 30, 2020, the Company issued 48,442,859 shares for convertible note conversions based on post-split numbers. On one of the conversions the conversion price was modified during the period to induce the share settlement, resulting in loss on the conversion of $19,250.

During the Period January 1, 2020 to September 30, 2020 there were 50,000,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company.

These shares were valued on the date of issuance using the closing stock price on that day resulting in share based expense of 1,150,000.

Shareholder	Issued	Cost Basis
Michael A. Young	1,000,000	17,000
Otto B. Paulette	1,000,000	17,000
William S. Beers	1,000,000	17,000
Julie Jett-Regnell	1,000,000	17,000
Elbert L. Odom	1,000,000	17,000
Kimberly A. Grimm	3,000,000	51,000
Kathleen D. Jett	5,000,000	85,000
John & Mary Sprovieri	37,000,000	629,000

During the three-month period July 1, 2020 to September 30, 2020, the Company issued 21,419,834 shares for convertible note conversions. Total shares issued for the period January 1, 2020 to September 30, 2020 was 98,442,859. On one of the conversions prior to the third quarter the conversion price was modified to induce the share settlement, resulting in loss on the conversion of $19,250.

NOTE 7 - INCOME TAXES

Federal Income taxes are not currently due since we have had losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the nine months ended September 30, 2020 using a Federal Tax Rate of 21%.

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

As of September 30, 2020, we had a net operating loss carry-forward of approximately $(9,781,227) and a deferred tax asset of approximately $2,054,058 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(2,054,058).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2020	December 31, 2019
Deferred Tax Asset	$2,054,058	$ 1,771,688
Valuation Allowance	(2,054,058)	(1,771,688)
Deferred Tax Asset (Net)	$ -	$ -

he Company is subject to tax in the U.S. federal and Washington jurisdictions. These filings are subject to a three-year statute of limitations unless the returns have not been filed at which point the statute of limitations becomes indefinite. No filings are currently under examination. No adjustments have been made to reduce the estimated income tax benefit at year end. Any valuations relating to these income tax provisions will comply with U.S. generally Accepted Accounting principles.

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

On June 25, 2020, the company issued a 12-month Convertible Note for the sum of $30,000 to Samuel Rotbard at 8%. Convertible at 60% of lowest of the prior 20 days trading period.  We recognized a derivative liability of $66,811, an original debt discount of $35,000 and a loss on issuance of $31,811

On July 23, 2020 the company issued a 12-month Convertible Note to RB Capital for the sum of $15,000 at 10% interest at a rate of $0.05.

On August 17, 2020 the company issued a 12-month Convertible Note to RB Capital for the sum of $50,000 at 10% interest at a rate of $0.05.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 101% to 130% and a risk free discount rate of .11% to .42 The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from nine months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market.

For the nine months ended September 30, 2020 the convertible notes had converted into 48,442,859 shares of common stock and we recognized $107,797 in finance fees on the conversions.

Outstanding Derivative Liabilities:

	September 30, 2020	December 31, 2019
Derivative Liabilities on Convertible Loans:
Outstanding Balance	$334,447	$729,308

NOTE - 9 COMMITMENTS

On June 14, 2019 the company signed a 6 month lease on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The lease converted to a month to month on December 14, 2019 at $2,000 per month. The total lease payments for 2019 were $18,000.

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

NOTE 10 – SUBSEQUENT EVENTS

From October 1, 2020 thru November 20, 2020 we had two note conversions for a total of $8,414 into6,678,325 shares of our common stock.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

During the three-month period ending September 30, 2020 the Company had commenced its manufacturing operations which brought material operational changes from the last audited financials of December 31, 2019 Revenue for the three and nine months ended September 30, 2020 was $13,000 and $13,000 respectively compared to $0 for the same periods in 2019. This increase was due to the sale of one house.

For the three months ended September 30, 2020 our gross profit was $4,641 compared to $0 for the same period in 2019. This increase was due to the sale of one house.

For the nine months ended September 30, 2020 our gross profit was $4,641 compared to $0 for the same period in 2019. This increase was due to the sale of one house.

For the three months ended September 30, 2020 our accounting and legal was $12,200 compared to $18,100 for the same period in 2019.

For the nine months ended September 30, 2020 our accounting and legal was $28,950 compared to $37,800 for the same period in 2019.

For the three months ended September 30, 2020 our salaries expense was $42,042 compared to $33,142 for the same period in 2019.

For the nine months ended September 30, 2020 our salaries expense was $139,204 compared to $74,480 for the same period in 2019.

For the three months ended September 30, 2020 our share based expense was $0 compared to $0 for the same period in 2019.

For the nine months ended September 30, 2020 our share based expense was $1,149,999 compared to $0 for the same period in 2019.

For the three months ended September 30, 2020 our G&A expense was $21,088 compared to $38,996 for the same period in 2019.

For the nine months ended September 30, 2020 our G&A expense was $104,975 compared to $85,297 for the same period in 2019.

For the three months ended September 30, 2020 our depreciation expense was $1,307 compared to $1,307 for the same period in 2019.

For the nine months ended September 30, 2020 our depreciation expense was $3,921 compared to $3,921 for the same period in 2019.

For the three months ended September 30, 2020 our gain / (loss) on derivatives was $(39,766 compared to $(172,784) for the same period in 2019.

For the nine months ended September 30, 2020 our gain / (loss) on derivatives was $340,152 compared to $(21,634) for the same period in 2019.

For the three months ended September 30, 2020 our (loss) on sale of fixed assets was $0 compared to $(10,000) for the same period in 2019.

For the nine months ended September 30, 2020 our (loss) on sale of fixed assets was $0 compared to $(10,000) for the same period in 2019.

For the three months ended September 30, 2020 our financing expense was $(15,530) compared to $(302,722) for the same period in 2019.

For the nine months ended September 30, 2020 our financing expense was $(107,797) compared to $(447,361) for the same period in 2019.

For the three months ended September 30, 2020 our Interest expense was $(42,979) compared to $(70,793) for the same period in 2019.

For the nine months ended September 30, 2020 our Interest expense was $(154,566) compared to $(181,486) for the same period in 2019.

For the three months ended September 30, 2020 our net loss was $(170,271) compared to $(647,814) for the same period in 2019.

For the three months ended September 30, 2020 our net loss was $(1,344,620) compared to $(861,979) for the same period in 2019.

Liquidity

Our prior six months of 2020’s short-term obligations were covered by funding received from convertible notes with a total value of $143,000.

The three-month Quarter ending September 30 resulted in the issuance of (2) convertible notes totaling $65,000 and there was one sale of a constructed Home for $13,000 to cover finance fees, interest and G&A costs.

Net cash used in operating activities was $245,635 for the nine months ended September 30, 2020 compared to net cash used in operating activity of $173,428 for the same period in 2019.

Net cash used in investing activities was ($3,690) in the nine months ended September 30, 2020, compared to net cash provided by investing activity of $71,109 for the same period in 2019.

Net cash provided by financing activities was $234,000 for the nine months ended September 30, 2020, compared to $118,500 for same period in 2019.

We have had minimal operating activity since inception of the company in 2010. Our 2020 short-term obligations are being covered by funding received from convertible notes with a total value of $234,000 issued in 2020.

As of September 30, 2020, the Company had inadequate cash to operate its business at the current level for the next nine months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the three-month period to September 30, 2020. There are no "off balance sheet" arrangements.

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

Auscrete has recently had considerable interest and meaningful conversations with associates of the Veterans Administration in Washington State discussing opportunities with the Company involving the “VA’s Homeless Providers Grant” program. This Governmental funding will finance the building of transitional housing to homeless Veterans of the State. There is no guarantee that this will ultimately involve a contract/order.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the nine months ended September 30, 2020.

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

Date: November 23, 2020

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)