Form 10-K
period 2020-12-31
AUSCRETE Corp
filed 2021-04-15
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

49 John Day Dam Road, Goldendale, WA 98920

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  yes  ☐ no☒

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. yes o no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding of the issuer's common stock as of April 14, 2021 is 3,497,526 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2020

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

ITEM 1. BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior commercial structures and residential housing. This "GREEN" product is the culmination of design and development since the early 1980's and is the result of the amalgamation of various material developments, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest consumer marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $100-$110 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large building products in mass production format. Each house is constructed on site and this produces an attractive site-built home, a durable home that will combat all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, its thermal efficiency saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

Founder's Development Activities to Date

Auscrete's CEO and founder, John Sprovieri, possessed certain proprietary technology in lighter-weight concrete manufacturing that has been acquired by the corporation. He has applied his engineering and marketing expertise to develop and promote products under the product name, Auscretehomes and Auscrete. These products are the culmination of the refinements made to a technology developed in Australia in the mid 1980's. The Australian product has been used in many parts of the world in construction, and Mr. Sprovieri has further developed it in the US by creating a highly thermally efficient building system. The process enables infusion of millions of tiny air bubbles and EPS insulation into a special inert concrete mix enabling the creation of an insulated and lightweight product without sacrificing strength or structural integrity.

Since commencing re-development of the basic technology almost thirteen years ago, Mr. Sprovieri has refined and modified the basic insulating formula that involves a number of purpose-built machines that have been fabricated for the manufacturing of Auscrete’s product.

The process includes machinery that can produce and infuse various sized aggregates, product specific hydraulically operated casting beds, concrete batching plant, materials handling equipment, specialized finishing machines and a "Hot Box" materials thermal testing station that gives thermal "R" ratings of materials to ASTM specifications. Additionally, many sample panels were produced for testing and for the construction of structures. At the outset and putting the Company’s technology to practical use, Auscrete Corporation has produced many and varied housing and commercial buildings.

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

The company is offering a product that not only makes housing affordable, but also offers some luxuries as well, such as standard heat pump/air conditioning that would not be available in other houses at such comparable pricing. By constructing using the Auscrete Building System, those luxuries will result in lower cost utilities and a comfortable 'feel' to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

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

ITEM  2. PROPERTIES.

In 2019 the Company divested its ownership of a 5-acre Industrial Property in Goldendale WA repurposing the investment to assist with startup capital used for major specialized batch plant equipment purchases.

On June 14, 2019 the Company moved its Manufacturing Plant into an 8,000 sq. ft. leased facility located in the outer Goldendale area to begin its production operations. The lease was converted to a month-to-month agreement on December 14, 2019. The total payments for 2020 were $24,000.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s stock is listed on the OTCPINK under the symbol "ASCK". The company has not repurchased stock or declared or paid dividends on its capital stock in 2020.

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

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $10,045,978 as of December 31, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $10,045,978 as of December 31, 2020 and no current revenue stream, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

RELATED PARTY TRANSACTIONS

As of December 31, 2020, and December 31, 2019, the balance owed to John Sprovieri was $0 and $6,766 respectively.

Results of Operations

During the twelve-month period ended December 31, 2020 the Company had commenced its manufacturing operations which brought material operational changes from the last audited financials of December 31, 2019. Revenue for the twelve months ending December 31, 2020 was $13,000 compared to $0 for the same period in 2019. This increase was due to the sale of one house.

Results of Operations comparison of the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2020.

The company had a net loss of $(1,1596,768) for the year ended December 31, 2020 compared to a net loss of $(1,728,448) for the year ended December 31, 2019. The main reason is the increase in share-based expense from $210,000 in 2019 compared to $1,150,000 in 2020.

The company's operational expenses during 2020 were involved in fund-raising, day to day operations, payroll, facility lease, utilities, compliance fees, equipment and materials purchases.

The company acquired access to investment funds which were to produce results in limited cash acquisitions throughout 2020.

The intended set up of facilities and subsequent operations of the company, being the manufacture of construction products for commercial and residential structures, had begun during 4th quarter of 2020 with the first contracted home beginning construction.

For the twelve months ended December 31, 2020 our accounting and legal was $35,450 compared to $42,850 for the same period in 2019. We used less external accounting assistance during the period.

For the twelve months ended December 31, 2020 our salaries expense was $176,555 compared to $125,920 for the same period in 2019. The increase in salaries expense was mainly due to the increase in the admin support.

For the twelve months ended December 31, 2020 our share-based expense was $1,150,000 compared to $210,000 for the same period in 2019. During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to key individuals for service compensation to the Company.

For the twelve months ended December 31, 2020 our rent expense was $24,000 compared to $24,000 for the same period in 2019. Contract ongoing as is with no changes to original contract.

For the twelve months ended December 31, 2020 our G&A expense was $104,448 compared to $89,538 for the same period in 2019. Due to Covid, there were additional employment expenses during the year.

For the twelve months ended December 31, 2020 our depreciation expense was $11,693 compared to $5,228 for the same period in 2019. Some assets completed their depreciation schedule and new assets don’t reach depreciation this period.

For the twelve months ended December 31, 2020 our gain / (loss) on derivatives was $284,644, compared to $(400,868) for the same period in 2019. Some notes were complete during the period.

For the twelve months ended December 31, 2020 our (loss) on sale of fixed assets was $0 compared to $(10,000) for the same period in 2019. Last year we wrote off no longer needed equipment valued at $10K.

For the twelve months ended December 31, 2020 our financing expense was $(189,285) compared to $(543,541) for the same period in 2019. Current notes are fixed price and discounts can’t be manipulated by noteholders.

For the twelve months ended December 31, 2020 our Interest expense was $(193,237) compared to $(231,604) for the same period in 2019. Some notes were completed before the end of the period.

For the Twelve months ended December 31, 2020 our net loss was $(1,596,768) compared to $(1,728,448) for the same period in 2019. As there were no major asset purchases, therefore lower operational costs.

At the time of filing the Company has fully implemented its planned start-up strategy which has now positioned itself in an operational state of production.

The Company’s specialized systems and major new equipment procurements have been integrated and installed into a fully operational batch plant and product manufacturing has commenced.

The Company is at the stage of delivering full house sets as its next tactical step in securing self-sustaining revenue capital.

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our 2020 short-term obligations were covered by funding received from convertible notes with a total value of $304,000 issued in 2020.

Net cash used in operating activities was $301,353 in the year ended December 31, 2020 compared to net cash used in operating activity of 258,560 for the year ended December 31, 2019.

Net cash used in investing activities was $3,690 in the year ended December 31, 2020. Net cash provided by investing activities for the year ended December 31, 2019 was $47,746.

Net cash provided by financing activities was $304,000 in the year ended December 31, 2020. Net cash provided by financing activities in the year ended December 31, 2019 was $210,500.

As of December 31, 2020, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing and revenues of a minimum of $300,000

Financing

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm - 11

Balance Sheets as of December 31, 2020 and 2019 - 12

Statements of Operations for the years ended December 31, 2020 and 2019 - 13

Statements of Changes in Stockholders' Equity for the Period ended December 31, 2020 and 2019 - 14

Statements of Cash Flows for the years ended December 31, 2020 and 2019 - 15

Notes to Financial Statements - 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Auscrete Corporation

Opinion on the Financial Statements

We have audited the accompanying [consolidated] balance sheet of Auscrete Corporation (“the Company”) as of December 31, 2020, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated significant revenues to-date and has a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Notes Payable — Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company has issued several notes payable during the year with conversion rates that are adjustable at a discounted rate to market prices. The terms allow for variable amounts of shares to be converted for a set dollar value; this and other factors require the embedded conversion feature to be bifurcated and evaluated at each reporting period. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related conversion features, use of a valuation model, and determination of appropriate inputs used in the selected valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

·	Confirmation of notes payable and related terms.

·

Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.

·	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.

We have served as the Company’s auditor since 2014. Spokane, Washington
April 15, 2021

AUSCRETE CORPORATION
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2020	2019
CURRENT ASSETS:
Cash	$14,591	$15,634
Accounts Receivable	8,000	-
Prepaid Expenses	4,022	6,265
Inventory	6,197	2,100
TOTAL CURRENT ASSETS	32,810	23,999

Property, Plant and Equipment (net)	51,208	59,061
Deposits	-	-
TOTAL ASSETS	$84,018	$83,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$88,231	$50,838
Accrued Interest Payable	145,947	96,507
Notes Payable (net of discount)	607,620	370,786
Derivative Liability	389,953	729,308
Related Party Advances	-	6,766
TOTAL CURRENT LIABILITIES	1,231,751	1,254,205
TOTAL LIABILITIES	1,231,751	1,254,205

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
3,428,652 and 389,948 shares issued and outstanding as of December 31, 2020 and 2019 respectively, restated to APIC below for the 40 for 1 reverse stock split.	372	68
Additional Paid In Capital	8,897,873	7,265,397
Shares to be issued	-	-
Accumulated deficit	(10,045,978)	(8,436,610)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,147,733)	(1,171,145)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,018	$83,060

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the years ended December 31,

	2020	2019
REVENUE	$13,000	$-

Cost of Goods sold	9,744
Gross Profit	3,256	-

EXPENSES
Accounting and Legal	35,450	42,850
Salaries and wages	176,555	125,919
Share based expense	1,150,000	210,000
Rent Expense	24,000	24,000
Inventory Write off	-	44,900
G&A Expenses	104,448	89,538
Depreciation expense	11,693	5,228
TOTAL EXPENSES	1,502,146	542,435
Income (loss) from operations	(1,498,890)	(542,435)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	284,644	(400,868)
Loss on sale of land	-	(10,000)
Financing cost	(189,285)	(543,541)
Interest Expense	(193,237)	(231,604)
TOTAL OTHER INCOME (EXPENSES)	(97,878)	(1,186,013)

LOSS BEFORE TAXES	(1,596,768)	(1,728,448)
Provision for Income Taxes	-	-
NET LOSS	$(1,596,768)	$(1,728,448)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.69)	$(20.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	2,285,027	83,979

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2020

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL
Balance, December 31, 2018,	7,153	$29	$5,985,986	$(6,708,161)	$(722,145)

Shares issued for services	131,250	13	209,987		210,000
Note conversion	251,536	25	1,046,923	-	1,046,948
Rounding shares	9		1	(1)	-
Beneficial conversion feature	-		22,500		22,500
Net Loss				(1,728,448)	(1,728,448)
Balance December 31, 2019	389,948	68	7,265,397	(8,436,610)	(1,171,145)

Shares issued for Services	1,250,000	125	1,149,875		1,150,000
Note Conversions	1,788,703	179	470,001		470,180
Deemed Dividend			12,600	(12,600)	-
Net loss				(1,596,768)	(1,596,768)
Balance December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the years ended December 31, 2020

	2020	2019
OPERATING ACTIVITIES
NET LOSS	$(1,596,768)	$(1,728,448)
Finance Costs	197,479	543,541
Loss on sale of fixed asset	-	10,000
Depreciation	11,693	5,228
Change in other assets	2,243	(5,048)
Change in Accounts Receivable	(8,000)	-
Change in inventory	(4,097)	44,900
Share Based expense	1,150,000	210,000
Change in Accounts Payable and Accrued Expenses	86,833	83,452
Change in Related Party Advances	(6,766)	5,687
Change in Derivative and Note Discount	(133,970)	572,128
Net Cash Used by Operating Activities	(301,353)	(258,560)

INVESTING ACTIVITIES:
Purchase of Equipment	(3,690)	(42,254)
Sale of Land	-	90,000
Net cash used by investing activities	(3,690)	47,746

FINANCING ACTIVITIES:
Payments on notes payable		-
Proceeds from notes payable	304,000	210,500
Net cash provided by financing activities	304,000	210,500
NET INCREASE (DECREASE) IN CASH	(1,043)	(314)

CASH, BEGINNING OF PERIOD	15,634	15,948

CASH, END OF PERIOD	$14,591	$15,634

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Auscrete Corporation ("the Company") was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This "GREEN" product is the culmination of design and development since the early 1980's. The company's Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $100-110 per square foot. That is very low in today's market but is brought about by Auscrete's ability to manufacture large panels in their factory in mass production format.

When the total package is delivered to the Contractor at the building site, the house is virtually "fastened" together on site by the contractor to produce an attractive site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $14,591 cash equivalents as of December 31, 2020 and $15,634 as of December 31, 2019.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$729,308	$729,308

Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$–	$–	$389,953	$	,389,953

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2020:

Derivative
Liability
Balance, December 31, 2019	$ 729,308
Additions recognized as debt discount	65,000
Note Conversions	(284,896)
Mark-to-market at December 31, 2020	(119,459)
Balance,December 31, 2020	$ 389,953

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 20,100,000 as a result of conversion of notes. As of December 31, 2020, and 2019. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive. All calculations reflect the effects of the 40 to 1 reverse stock split.

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

Adverting cost

We recognized advertising costs reported within general and administrative costs of 30,978 in 2020 and 41,527 in 2019.

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $10,032,699 as of December 31, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 -RELATED PARTY TRANSACTIONS

Prior to quarter 3 of 2019, the Company had not established banking credit cards to assist with the normal everyday purchases and payments of corporate needs such as utilities etc. The CEO and other involved parties often used their own cards for this purpose and, to represent this, the company had a continuous Related Party Advances section in its financial statements. This was adjusted typically at the end of each reporting period. The Company since has started using a corporate business card for Company related purchases.

As of December 31, 2020, and December 31, 2019, the balance owed to John Sprovieri was $0 and $6,766 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Management performed an analysis and elected to fully impair the inventory on hand at December 31, 2019. The impairment cost was $44,900.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of December 31, 2020 and 2019 the inventory value was $6,197 and $2,100 respectively.

Property and Equipment at December 31, 2020 were comprised of the following at:

	December 31, 2020	December 31, 2019
Capital Equipment	$79,631	$75,355
Vehicles	6,344	6,344
Accumulated Depreciation	(34,767)	(22,638)
Net Fixed Assets	$51,208	$59,061

 epreciation expense was $(11,693) for the year ended December 31, 2020 and 5,228 for the year ending December 31, 2019.

NOTE 6 - Equity

Common Stock:

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company.

Shareholder	Issued	Cost Basis
Michael A. Young	25,000	23,000
Otto B. Paulette	25,000	23,000
William S. Beers	25,000	23,000
Julie Jett-Regnell	25,000	23,000
Elbert L. Odom	25,000	23,000
Kimberly A. Grimm	75,000	69,000
Kathleen D. Jett	125,000	115,000
John & Mary Sprovieri	925,000	851,000

 During the Period January 1, 2020 to December 31, 2020, the Company issued 1,788,703 shares for convertible note conversions.

Subsequently on February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of December 31, 2020.

NAME ADDRESS	Number of Shares

1. John Sprovieri PO Box 813, Rufus OR 97050	43,750
2. CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	271,295
3. Kathleen D Jett PO Box 846 618 W. First Street, Rufus, OR 97050.	25,628
4. Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	125,008
5. E. Lee Odom Jr.7011 Park Green Drive Arlington, TX 76001.	313
7. Michael Young 4405 Hwy. 30 W, The Dalles, OR 97058	2,500

Warrants

On May 28, 2019 we issued 2,000,000 in cashless warrants in connection with the issuance of the convertible promissory note dated May 29, 2019 with Crown Bridge Partners, LLC in the amount of $27,500.

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2018		-	$-	-	$-
Additions	Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding December 31, 2019		2,000,000	$0.30	2,000,000	$0.30
Additions	Granted	-	-	-
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding December 31, 2020		2,000,000	$0.30	2,000,000	$0.30

The warrants contained a downround feature that were triggered during 2020, and the result $12,600 of deemed dividend recognized as a result.

NOTE 7 - INCOME TAXES

We currently have no current tax liability, as we have had no revenue and incurred losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2019.  The Company will compute its income tax expense for the year ended December 31, 2020 using a Federal Tax Rate of 21%.

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

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was e;liminated from the net operating loss carry forward

As of December 31, 2020, we had a net operating loss carry-forward of approximately $8,895,978 and a deferred tax asset of approximately $1,868,155 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,868,155).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31,
	2020, ,	2019
Deferred Tax Asset	$1,868,155	$1,771,688
Valuation Allowance	(1,868,155)	(1,771,688)
Deferred Tax Asset (net)	$-	$-

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

Note 8 – Notes payable and Derivative Liabilities

On February 2, 2018, the company issued a 12-month Convertible Note for the sum of $200,000 to RB Capital at 12%. Convertible at $.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

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

22

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

On January 13, 2020, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 10%. Convertible at $.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On February 10, 2020, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 10%. Convertible at $.15. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On March 6, 2020, the company issued a 12-month Convertible Note for the sum of $35,000 to LG Capital at 8%. Convertible at $.05. As a result we recognized a derivative liablilty or $66,811 and an initial debt discount of $35,000. During the year ended December 31, 2020 the $31,180 of this note was converted into shares of our common stock.

On April 7, 2020, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 10%. Convertible at $.05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 5, 2020, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 10%. Convertible at $.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 25, 2020, the company issued a 12-month Convertible Note for the sum of $30,000 to Shmeul Rotbard at 8%. Convertible at $.008. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On July 23, 2020, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 10%. Convertible at $.05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On August 17, 2020, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $.05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On November 10, 2020, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 10%. Convertible at $.01. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On December 14, 2020, the company issued a 12-month Convertible Note for the sum of $45,000 to RB Capital at 10%. Convertible at $.01. No beneficial conversion was recognized as the conversion price was higher than the stock price.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 290% and a risk free discount rate of 2.56%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of December 31, 2020, there were sixteen convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	December 31, 2020	December 31, 2019
Derivative Liabilities on Convertible Loans:
Outstanding Balance	389,953	729,308

NOTE - 10 COMMITMENTS

On June 14, 2019 the company signed a 6 month lease on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The lease was converted to a month-to-month agreement on December 14, 2019. The total lease payments for 2020 were $24,000.

As of December 31, 2020 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

 NOTE - 11 SUBSEQUENT EVENTS

Subsequent to December 31, 2020 the company has procured funding by the issue of 1 convertible note. On January 29, we issued a $35K, 12-month, 10% interest note to RB Capital.

Subsequent to December 31, 2020 the company performed a reverse stock split in the ratio of 1 for 40 on February 22, 2021. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

Subsequent to December 31, 2020 the company issued 68,874 new shares to Cede & company.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2020.

(c)             Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no other disclosures at this time.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

 Our directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below.

Our bylaws require at least three directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.19

John Sprovieri – CEO/Director, Age 72

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

Michael Young – VP / CFO Age 67

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

ITEM 11. - EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

John Sprovieri CEO	2020	39,000	-		-	-	39,000
	2019	31,105	-	-	-	-	31,105
Michael Young VP CFO	2020	37,440	-	-	-	-	37,440
	2019	32,117	-	-	-	-	32,117

Our CEO, John Sprovieri currently draws a flat yearly salary of $39,000 ($750 p/week) and our CFO, Mike Young draws a flat yearly salary of $37,440 ($720 p/week).

DIRECTOR’S COMPENSATION.

Name and Principal Position	Fiscal Year	Director Fees $	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Sprovieri Director	2020	-	851,000	-	-	851,000
	2019	-	140,000	-	-	140.000
Michael Young CFO Director	2020	-	23,000	-	-	23,000
	2019	-	4,000	-	-	4,000

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2020. We did not have any equity compensation plans as of December 31, 2020.

Name & Address	# Class A Common Stock	Percentage
John Sprovieri - PO Box 813, Rufus OR 97050	91,896	23.6
Kay Jett - PO Box 846, Rufus OR 97050	25,628	6.6
William S. Beers – PO Box 825, Rufus 97050	2,751	7.0

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

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the Accountant in connection with statutory and regulatory filings or engagements were $19,850 for fiscal year ended 2020 and $14,600 for professional services for fiscal year 2019.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal Accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $7,450 for fiscal year ended 2020 and $0 for fiscal year ended 2019.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal Accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2020 and $0 for 2019.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal Accountant, other than the services reported above were $0 for fiscal years ended 2020 and 2019.

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

Date March 31, 2021