Form 10-K/A
period 2020-12-31
AUSCRETE Corp
filed 2021-04-29
CIK 1492091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ yes ☐ no

Indicate by check mark whether the registrant is a large Accelerated filer, an Accelerated filer, a non-Accelerated filer, or a smaller reporting company. Or an emerging growth company.

See the definitions of "large Accelerated filer," "Accelerated filer," "non-Accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Accelerated filer  ☐

Non-Accelerated filer   ☒ Smaller reporting company ☒ Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section13(a)of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  yes  ☐  ☒

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was $190,946 based upon 34,717,465 shares held by non-affiliates and the closing price of $0.0055 per share. Accordingly, effective as of June 30, 2020, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding of the issuer's common stock as of April 14, 2021 is

3,497,526 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2020

Statements of Cash Flows for the period ended December 31, 2020 and 2019	14

Notes to Financial Statements	15

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 9A - Controls and Procedures	22

Item 9B - Other Information	23

PART III

Item 10 - Directors, Executive Officers and Corporate Governance	23

Item 11 - Executive Compensation	24

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25

Item 13 - Certain Relationships and Related Transactions, and Director Independence	245

Item 14 - Principal Accounting Fees and Services	25

PART IV

Item 15 - Exhibits	26

Exhibits 31.1 and 32.1 Certifications of the Sarbanes-Oxley Act of 2002	Attached

Signatures	26

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-K is being amended solely for the purpose of including the XBRL files found in exhibits 101.INS, 101.SCH, 101.CAL, 101.LAB, 101.PRE and 101.DEF.” In addition, in accordance with applicable rules and regulations promulgated by the Securities and Exchange Commission, this Form 10-K/A an updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, and  32.1  Other than as stated above, this Form 10-K/A continues to speak as of December 31, 2020 or (where applicable) as of the date of the original filing of the Annual Report on Form 10-K (“Original Filing”), and the information in this Form 10-K/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing.  This amended Form 10-K/A should be read in conjunction with any current reports that have been filed on Form 8-K subsequent to the date of the Original Filing.

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

The Accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2020

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL
Balance, December 31, 2018	7,153	$29	$5,985,986	$(6,708,161)	$(722,145)

Shares issued for services	131,250	13	209,987	-	210,000
Note conversion	251,536	25	1,046,923	-	1,046,948
Rounding shares	9	-	1	(1)	-
Beneficial conversion feature	-	-	22,500	-	22,500
Net Loss	-	-	-	(1,728,448)	(1,728,448)
Balance December 31, 2019	389,948	68	7,265,397	(8,436,610)	(1,171,145)

Shares issued for services	1,250,000	125	1,149,875	-	1,150,000
Note Conversions	1,788,703	179	470,001	-	470,180
Deemed Dividend	-	-	12,600	(12,600)	-
Net loss	-	-	-	(1,596,768)	(1,596,768)
Balance December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

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

 Depreciation expense was $(11,693) for the year ended December 31, 2020 and 5,228 for the year ending December 31, 2019.

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