Form 10-Q
period 2021-03-31
AUSCRETE Corp
filed 2021-05-24
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:   001-35923

AUSCRETE CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

49 John Day Dam Rd

Goldendale, WA 98620

(Address of principal executive office)

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

1

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer [x]	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The number of shares outstanding as of May 24, 2021 of the Issuer's Common Stock is 3,560,026

.

2

AUSCRETE CORPORATION

March 31, 2021

AUSCRETE CORPORATION
BALANCE SHEETS

	Un-Audited
	March 31,	December 31,
ASSETS	2021	2020
CURRENT ASSETS:
Cash	$14,673	$14,591
Accounts Receivable	8,000	8,000
Prepaid Expenses	6,221	4,022
Inventory	6,197	6,197
TOTAL CURRENT ASSETS	35,091	32,810

Property, Plant and Equipment (net)	48,224	51,208
Deposits	-	-
TOTAL ASSETS	$83,315	$84,018

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$83,261	$88,231
Accrued Interest Payable	164,854	145,947
Notes Payable (net of discount)	698,623	607,620
Derivative Liability	128,045	389,953
Related Party Advances	-	-
TOTAL CURRENT LIABILITIES	1,074,783	1,231,751
TOTAL LIABILITIES	1,074,783	1,231,751

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
3,560,026 and 3,428,652 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively, restated to APIC below for the 40 for 1 reverse stock split.	356	372
Additional Paid In Capital	8,943,404	8,897,873
Shares to be issued	-	-
Accumulated deficit	(9,935,228)	(10,045,978)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(991,468)	(1,147,733)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$83,315	$84,018

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the three months ended March 31,
Un-Audited

	2021	2020
REVENUE	$-	$-

Cost of Goods sold	-
Gross Profit	-	-

EXPENSES
Accounting and Legal	2,900	7,500
Salaries and wages	50,776	49,335
Share based expense	-	1,150,000
G&A Expenses	24,693	27,413
Depreciation expense	2,985	1,307
TOTAL EXPENSES	81,354	1,235,555
Income (loss) from operations	(81,354)	(1,235,555)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	236,909	442,232
Financing cost	(9,820)	(36,311)
Interest Expense	(34,985)	(52,710)
TOTAL OTHER INCOME (EXPENSES)	192,104	353,211

INCOME (LOSS) BEFORE TAXES	110,750	(882,344)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	$110,750	$(882,344)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.03	$(116.66)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	3,538,145	7,564

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of March 31, 2021
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL
BALANCE, December 31, 2019	389,948	$68	$7,265,397	$(8,436,610)	$(1,171,145)

Issuance Common stock for services	1,250,000	125	1,149,875		1,150,000
Note conversion	310,835	31	152,716	-	152,747
Net Loss				(882,344)	(882,344)
					-
Balance, March 31, 2020	1,950,783	$224	$8,567,988	$(9,318,954)	$(750,742)

Note conversion	364,741	36	101,479		101,515
Net Loss				(292,004)	(292,004)
					-
Balance, June 30, 2020	2,315,524	$261	$8,669,466	$(9,610,958)	$(941,231)

Note conversion	535,496	53	101,324		101,377
Net Loss				(170,271)	(170,271)
					-
Balance, September 30, 2020	2,851,020	$314	$8,770,790	$(9,781,228)	$(1,010,124)

Note conversion	577,633	58	114,483		114,541
Deemed Dividend			12,600	(12,600)
Net Loss				(252,150)	(252,150)
					-
Balance, December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29
Net Loss				110,750	110,750
					-
Balance, March 31, 2021	3,560,026	$356	$8,943,404	$(9,935,228)	$(991,468)

 The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the three months ended March 31,

	2021	2020
OPERATING ACTIVITIES
NET INCOME (LOSS)	$110,750	$(882,344)
Finance Costs	18,014	36,311
Depreciation	2,985	1,307
Change in other assets	(2,199)	(1,289)
Change in Accounts Receivable	-	-
Share Based expense	-	1,150,000
Change in Accounts Payable and Accrued Expenses	13,937	6,107
Change in Related Party Advances	-	(1,224)
Change in Derivative and Note Discount	(228,405)	(397,342)
Net Cash Used by Operating Activities	(84,918)	(88,474)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(3,690)
Net cash used by investing activities	-	(3,690)

FINANCING ACTIVITIES:
Proceeds from notes payable	85,000	78,000
Net cash provided by financing activities	85,000	78,000
NET INCREASE (DECREASE) IN CASH	82	(14,164)

CASH, BEGINNING OF PERIOD	14,591	15,634

CASH, END OF PERIOD	$14,673	$1,470

Supplemental Cashflow Information

Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2021

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

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements are presented in condensed format and should be read in conjunction with the audited financial statement on the form 10-K for the year ended December 31, 2020.

INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.  The Company will compute its income tax expense for the year ended December 31, 2021 using a Federal Tax Rate of 21%.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $14,673 cash equivalents as March 31, 2021and $14,591 as of December 31, 2020.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2021	$–	$–	$128,045	$128,045

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$–	$–	$389,953	$	,389,953

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

For the three months ended March 31, 2021 and 2020 our revenue was $0.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 11,500,000 as a result of conversion of notes. The company also has 2,000,000 in outstanding common stock warrants. As of March 31, 2021, and 2020 All calculations reflect the effects of the 40 to 1 reverse stock split.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $9,935,228 as of March 31, 2021 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2021, and December 31, 2020, the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of March 31, 2021 and December 31, 2020 the inventory value was $6,197 and $6,197 respectively.

Property and Equipment at March 31, 2021 were comprised of the following at:

	March 31,, 2021	December 31, 2020
Capital Equipment	$79,631	$79,631
Vehicles	6,344	6,344
Accumulated Depreciation	(37,751)	(34,767)
Net Fixed Assets	$48,224	$51,208

 Depreciation expense for the three months ended March 31, 2021 and 2020 was $2,985 and $1,307 respectively.

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

 During the Period January 1, 2020 to December 31, 2020, the Company issued 1,788,703 shares for convertible note conversions.

During the Period January 1, 2021 to March 31, 2021, the Company issued 130,409 shares for convertible note conversions.

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

Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price

Outstanding December 31, 2019		-	$-	-	$-
Additions	Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding December 31, 2020		2,000,000	$0.30	2,000,000	$0.30
Additions	Granted	-	-	-
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding March 31, 2021		2,000,000	$0.30	2,000,000	$0.30

The warrants contained a downround feature that were triggered during 2020, and the result $12,600 of deemed dividend recognized as a result.

NOTE 7 - INCOME TAXES

We currently have no current tax liability, as we have had no revenue and incurred losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2019.  The Company will compute its income tax expense for the year ended December 31, 2021 using a Federal Tax Rate of 21%.

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

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was eliminated from the net operating loss carry forward

As of March 31, 2021, we had a net operating loss carry-forward of approximately $9,935,228 and a deferred tax asset of approximately $2,086,398 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(2,086,398).  FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2021, ,	December 31, 2020
Deferred Tax Asset	$2,086,398	$1,868,155
Valuation Allowance	(2,086,398)	(1,868,155)
Deferred Tax Asset (net)	$-	$-

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

On January 29, 2021, the company issued a 12-month Convertible Note for the sum of $35,000 to RB Capital at 10%. Convertible at $.01. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On March 16, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $.01. No beneficial conversion was recognized as the conversion price was higher than the stock price.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 290% and a risk free discount rate of 2.56%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of March 31, 2021, there were sixteen convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	March 31, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	128,045	389,953

NOTE - 10 COMMITMENTS

On June 14, 2019 the company signed a 6 month lease on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The lease was converted to a month-to-month agreement on December 14, 2019. The total lease payments for the three months ended March 31, 2021were $6,000.

As of March 31, 2021 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

 NOTE - 11 SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

During the three-month period ending March 31, 2021 the Company had a pause in its manufacturing operations due to COVID-19 constraints and area weather restrictions on its home construction site.  During this time construction and installation of a major manufacturing plant system was completed. There were no material operational changes from the last audited financials of December 31, 2020. Revenue for the three and nine months ended March 31, 2021 and 2020 was $0 and $0 respectively.

The three-month Quarter ending March 31,2021 resulted in the issuance of (2) convertible notes totaling $85,000 and there was one sale of a constructed Home for $13,000 to cover finance fees, interest and G&A costs.

Net cash used in operating activities was $84,918 for the three months ended March 31, 2021 compared to net cash used in operating activity of $88,474 for the same period in 2020.

Net cash used in investing activities was $0 in the three months ended March 31, 2021, compared to net cash provided by investing activity of ($3,690) for the same period in 2020.

Net cash provided by financing activities was $85,000 for the three months ended March 31, 2021, compared to $78,000 for same period in 2020.

We have had minimal operating activity since inception of the company in 2010. Our 2021 short-term obligations are being covered by funding received from convertible notes with a total value of $85,000 issued in 2021.

As of March 31, 2021, the Company had inadequate cash to operate its business at the current level for the next nine months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the three-month period to March 31, 2021. There are no "off balance sheet" arrangements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of March 31st, that our disclosure controls and procedures are not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion but has not received proceeds from any of these sales during the nine months ended March 31, 2021

.

Item 3. Defaults Upon Senior Securities

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

Date: May 24, 2021

By:

/s/ A John Sprovieri

A. John Sprovieri
(Chief Executive and Financial Officer)