Form 10-Q
period 2021-06-30
AUSCRETE Corp
filed 2021-08-20
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ’Section 7(a)(2)(B) of the Security Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding as of August 17, 2021 of the Issuer’s Common Stock is 3,560,026

AUSCRETE CORPORATION

June 30, 2021

AUSCRETE CORPORATION
BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
ASSETS	2021	2020
CURRENT ASSETS:
Cash	$69	$14,591
Accounts Receivable	8,000	8,000
Prepaid Expenses	3,873	4,022
Inventory	6,197	6,197
TOTAL CURRENT ASSETS	18,139	32,810

Property, Plant and Equipment (net)	45,245	51,208
Deposits	-	-
TOTAL ASSETS	$63,384	$84,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$2,854	$-
Accounts Payable and Accrued Expenses	107,240	88,231
Accrued Interest Payable	184,519	145,947
Notes Payable (net of discount)	755,701	607,620
Derivative Liability	127,490	389,953
Related Party Advances	-	-
TOTAL CURRENT LIABILITIES	1,177,804	1,231,751
TOTAL LIABILITIES	1,177,804	1,231,751

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
3,560,026 and 3,428,652 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively, restated to APIC below for the 40 for 1 reverse stock split.	356	372
Additional Paid In Capital	8,943,404	8,897,873
Shares to be issued	-	-
Accumulated deficit	(10,058,180)	(10,045,978)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,114,420)	(1,147,733)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$63,384	$84,018

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2021
(unaudited)

	2021	2020	2021	2020
REVENUE	$-	$-	$-	$-
			-
Cost of Goods sold	-		-
Gross Profit	-	-	-	-

EXPENSES
Accounting and Legal	5,000	10,250	7,900	16,750
Salaries and wages	59,405	47,806	110,181	97,161
Share based expense	-	-	-	1,150,000
G&A Expenses	29,363	34,485	53,456	64,636
Depreciation expense	2,985	1,307	5,970	2,614
TOTAL EXPENSES	96,753	93,848	177,507	1,331,161
Income (loss) from operations	(96,753)	(93,848)	(177,507)	(1,331,161)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	555	(64,072)	236,864	379,917
Financing cost	-	(75,206)	(9,820)	(111,517)
Interest Expense	(26,754)	(58,878)	(61,739)	(111,587)
TOTAL OTHER INCOME (EXPENSES)	(26,199)	(198,156)	165,305	156,813

INCOME (LOSS) BEFORE TAXES	(122,952)	(292,004)	(12,202)	(1,174,348)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$(122,952)	$(292,004)	$(12,202)	$(1,174,348)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.14)	$(0.00)	$(0.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	3,560,026	2,078,061	3,544,451	1,795,391

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
as of June 30, 2021
(unaudited)

	Common		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
BALANCE, December 31, 2019	389,948	$68	$7,265,397	$(8,436,610)	$(1,171,145)

Issuance Common stock for services	1,250,000	125	1,149,875		1,150,000
Note conversion	310,835	31	152,716	-	152,747
Net Loss				(882,344)	(882,344)
					-
Balance, March 31, 2020	1,950,783	$224	$8,567,988	$(9,318,954)	$(750,742)

Note conversion	364,741	36	101,479		101,515
Net Loss				(292,004)	(292,004)
					-
Balance, June 30, 2020	2,315,524	$261	$8,669,466	$(9,610,958)	$(941,231)

Note conversion	535,496	53	101,324		101,377
Net Loss				(170,271)	(170,271)
					-
Balance, September 30, 2020	2,851,020	$314	$8,770,790	$(9,781,228)	$(1,010,124)

Note conversion	577,633	58	114,483		114,541
Deemed Dividend			12,600	(12,600)
Net Loss				(252,150)	(252,150)
					-
Balance, December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29
Net Profit (Loss)				110,750	110,750
					-
Balance, March 31, 2021	3,560,026	$356	$8,943,404	$(9,935,228)	$(991,468)

Net Loss				(122,952)	(122,952)
					-
Balance, June 30, 2021	3,560,026	$356	$8,943,404	$(10,058,180)	$(1,114,420)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the six months ended June 30, (unaudited)

	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$(12,202)	$(1,174,348)
Finance Costs	9,820	111,517
Depreciation	5,970	2,614
Change in other assets	149	(1,479)
Change in Accounts Receivable	-	-
Share Based expense	-	1,150,000
Change in Accounts Payable and Accrued Expenses	57,581	31,816
Change in Related Party Advances	-	(276)
Change in Derivative and Note Discount	(210,840)	(290,763)
Net Cash Used by Operating Activities	(149,522)	(170,919)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(3,690)
Net cash used by investing activities	-	(3,690)

FINANCING ACTIVITIES:
Proceeds from notes payable	135,000	167,000
Net cash provided by financing activities	135,000	167,000
NET INCREASE (DECREASE) IN CASH	(14,522)	(7,609)

CASH AT BEGINNING OF PERIOD	14,591	15,634

CASH AT END OF PERIOD	$69	$8,025

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Auscrete Corporation (“the Company”) was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This “GREEN” product is the culmination of design and development since the early 1980’s. The company’s Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world’s largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete’s structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $100-110 per square foot. That is very low in today’s market but is brought about by Auscrete’s ability to manufacture large panels in mass production format. The house is virtually “fastened” together on site to produce an attractive site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $69 cash equivalents as of June 30, 2021, and $14,673 as of December 31, 2020.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2021	$-	$-	$127,490	$127,490

Fair value of convertible notes derivative liability – June 30, 2021

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$-	$-	$389,953	$389,953

Fair value of convertible notes derivative liability – December 31, 2020

REVENUE RECOGNITION POLICY

The Company recognizes revenue under ASU No. 2014-09, ”Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

•        Identify the contract with the customer

•        Identify the performance obligations in the contract

•        Determine the transaction price

•        Allocate the transaction price to the performance obligations in the contract

•        Recognize revenue when the company satisfies a performance obligation

For the three months ended June 30, 2021 our revenue was $0.

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

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The useful lives of the assets are as follows: equipment 7-years, vehicles 7-years, and buildings 30-years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and Accumulated depreciation are removed from the Accounts and the net amount less proceeds from disposal is charged or credited to other income or expense.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate their net book value may not be recoverable. When these events occur, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There can be no assurance, however, that market conditions will not change or demand for the Company’s products will continue. Either of these could result in the future impairment of long-lived assets. Estimates of fair value are determined through various techniques, including discounted cash flow models and market approaches, as considered necessary.

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 11,800,000 as a result of conversion of notes. The company also has 2,000,000 in outstanding common stock warrants. Included in the three-month period ending June 30, 2021, all calculations reflect the effects of the 40 to 1 reverse stock split done on February 22, 2020. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $10,058,180 as of June 30, 2021 which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company will use additional funds through equity and debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has subsequent current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will be required to provide any portion of the Company’s future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms Acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company and raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Though the company has established banking credit cards to assist with the normal everyday purchases and payments of corporate needs such as utilities etc., The CEO and other involved parties often use their own cards for this purpose and, to represent this, the company has a continuous Related Party Advances section in its financial statements. This is adjusted typically at the end of each reporting period.

As of June 30, 2021, and December 31, 2020, the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of June 30, 2021 and December 31, 2020 the inventory value was $6,197 and $6,197 respectively.

Property and Equipment at June 30, 2021 were comprised of the following at:

	June 30, 2021	December 31, 2020
Capital Equipment	$79,631	$79,631
Vehicles	6,344	6,344
Accumulated Depreciation	(40,730)	(34,767)
Net Fixed Assets	$45,245	$51,208

Depreciation expense for the three months ended June 30, 2021 and 2021 was $2,985 and $1,307 respectively.

Depreciation expense for the six months ended June 30, 2021 and 2021 was $5,970 and $2,614 respectively.

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

During the Period January 1, 2020 to December 31, 2020, the Company issued 1,788,703 shares for convertible note conversions.

During the Period January 1, 2021 to June 30, 2021, the Company issued 130,409 shares for convertible note conversions.

On February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of December 31, 2020.

NAME ADDRESS	Number of Shares

1. John Sprovieri PO Box 813, Rufus OR 97050	43,750
2. CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	271,295
3. Kathleen D Jett PO Box 846 618 W. First Street, Rufus, OR 97050.	25,628
4. Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	125,008
5. E. Lee Odom Jr.7011 Park Green Drive Arlington, TX 76001.	313
6. Michael Young 4405 Hwy. 30 W, The Dalles, OR 97058	2,500

Warrants

On May 28, 2019 we issued 2,000,000 in cashless warrants in connection with the issuance of the convertible promissory note dated May 29, 2019 with Crown Bridge Partners, LLC in the amount of $27,500.

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019		-	$-	-	$-
Additions	Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding December 31, 2020		2,000,000	$0.30	2,000,000	$0.30
Additions	Granted	-	-	-
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding June 30, 2021		2,000,000	$0.30	2,000,000	$0.30

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

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was eliminated from the net operating loss carry forward

As of June 30, 2021, we had a net operating loss carry-forward of approximately $8,908,180 and a deferred tax asset of approximately $1,870,718 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,870,718). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2021	December 31, 2020
Deferred Tax Asset	$1,870,718	$1,868,155
Valuation Allowance	(1,870,719)	(1,868,155)
Deferred Tax Asset (net)	$-	$-

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

NOTE 8 - NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

On May 10, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $.20. No beneficial conversion was recognized as the conversion price was higher than the stock price.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 212% and a risk free discount rate of .09%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of June 30, 2021, there were nineteen convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	June 30, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	127,490	389,953

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The total lease payments for the six months ended June 30, 2021 were $12,000.

As of June 30, 2021 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning.

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those anticipated in the forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for housing, the availability of prospective buyers; adverse changes in Registrant’s real estate and construction market; including, among other things, competition with other manufacturers, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

Results of Operations

During the three-month period ending June 30, 2021 the Company had resumed its operations after a pause in its manufacturing operations due to COVID-19 constraints. The Company is in the complication stages of contracted 420 sq. ft. “Tiny Home” design which will be used for a time as a display unit on a local building site. This construction project has led to a further interest to build similar homes in another existing acreage of land within close proximity of the plant. There were no material operational changes from the last financials of March 31, 2021. Revenue for the six and three months ended June 30, 2021 and March 31, 2021 was $0 and $0 respectively.

The three-month Quarter ending June 30,2021 resulted in the issuance of (1) convertible note totaling $50,000

Net cash used in operating activities was $149,522 for the six months ended June 30, 2021 compared to net cash used in operating activity of $170,919 for the same period in 2020.

Net cash used in investing activities was $0 in the six months ended June 30, 2021, compared to net cash used in investing activity of ($3,690) for the same period in 2020.

Net cash provided by financing activities was $135,000 for the six months ended June 30, 2021, compared to $167,000 for same period in 2020.

We have had minimal operating activity since inception of the company in 2010. Our 2021 short-term obligations are being covered by funding received from convertible notes. with a total value of $135,000 issued in 2021.

As of June 30, 2021, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next six months will be provided by additional loan financing of a minimum of $300,000.

Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This “GREEN” product is the culmination of design and development since the early 1980’s. The current technology is the amalgamation of various material stages of Company development, taking an idea to a product and further developing that product to address an ongoing problem in the world’s largest marketplace, the quest for affordable, efficient and enduring housing.

Auscrete’s structures are monetarily very competitive. A turnkey house, ready to move in sells for around $105 per square foot. That is very competitive in today’s market but is brought about by Auscrete’s ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by insect infestation or rot, it saves extensively on energy costs and has very low maintenance needs.

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and initially became effective with the SEC for an IPO on August 16, 2012. The IPO was never exercised and expired.

Subsequently the company had an S-1 become Effective on December 30, 2014. This was not an Offering and not used for fundraising.

The company has been quoted on the OTCQB Bulletin Board under the symbol “ASCK” since February 2019 and is DWAC registered.

Financial Statements in this document represent the full results of the company during the six-month period to June 30, 2021. There are no “off balance sheet” arrangements.

Marketing

Principal marketing efforts will be initially aimed at leveraging specific contacts and relationships that have developed over the last 12 years since the inception of the founders’ pilot plant. The company has interviewed and chosen an experienced sales person who will have the luxury of dealing with existing contacts as well as the multitude of inquiries received every week.

Auscrete’s product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will also explore the commercial world for applications and it is believed that such construction will become a large part of the company’s future direction.

Operations Management

The Auscrete Team will comprise of a minimal tiered management structure that enables control and knowledge to be firmly at the hands of senior management ensuring rapid and simplified direct reporting to action.

Under control of the CEO will be marketing, manufacturing operations, design architecture and engineering, administration and safety compliance. Additionally, the Construction Manager will oversee Auscrete’s own construction activities as well as liaise with contractors and developers.

Operations

Design and Engineering will prepare new design concepts and adapt customer’s designs, either residential or commercial, to the Auscrete style of construction as well as preparing all drawings for manufacturing on the production floor.

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

Future Strategy

Auscrete Corporation intends to position itself as a major supplier in the affordable housing market. Housing is generally considered “affordable” when its cost does not exceed 30 percent of the median family income in a given area. In many parts of the country, housing costs have shown signs of adversely affecting corporations, workers and local economies. Yet, still the availability of affordable housing is becoming increasingly scarce.

The company is promoting a product that will not only make housing affordable but also offers some luxuries as well, such as incorporated heat pump/air conditioning units that would not be available in other houses at such comparable pricing. By constructing with the Auscrete Building System, those luxuries will result in lower cost utilities and a comfortable ‘feel’ to the living environment, as can be achieved with a product offering excellent thermal and soundproofing qualities as well as superb fire resistance.

Developers and contractors will offer the homes as complete ready constructed site-built units on suitable land. They are NOT and will not be offered under the banner of such categories as ‘pre-fabricated’, ’modular” or ‘factory built’ homes. They are just plain good value masonry homes built of a time proven product, concrete.

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

The Plant’s specialized line equipment installation has been completed with end line product fabrication meeting the Company’s expectations in high construction standards. The Company has made further equipment purchases to support its machine shop which will allow it to build additional much needed casting tables amongst other production plant assets.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of June 30st, that our disclosure controls and procedures are not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion and has received $50,000 in proceeds to cover G & A and construction costs from these sales during the six months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUSCRETE CORPORATION

Date: August ___, 2021	By:	/s/ A. John Sprovieri
A. John Sprovieri
(Chief Executive and Financial Officer)

