Form 10-Q
period 2021-09-30
AUSCRETE Corp
filed 2021-11-17
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding as of November 12, 2021 of the Issuer’s Common Stock is 56,798,678

AUSCRETE CORPORATION

September 30, 2021

AUSCRETE CORPORATION
BALANCE SHEETS

	Un-Audited
	September 30,	December 31,
ASSETS	2021	2020
CURRENT ASSETS:
Cash	$69	$14,591
Accounts Receivable	8,000	8,000
Prepaid Expenses	4,278	4,022
Inventory	6,197	6,197
TOTAL CURRENT ASSETS	18,544	32,810

Property, Plant and Equipment (net)	43,177	51,208
Deposits	-	-
TOTAL ASSETS	$61,721	$84,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$2,115	$-
Accounts Payable and Accrued Expenses	108,550	88,231
Accrued Interest Payable	207,055	145,947
Notes Payable (net of discount)	831,700	607,620
Derivative Liability	137,594	389,953
Related Party Advances	-	-
TOTAL CURRENT LIABILITIES	1,287,014	1,231,751
TOTAL LIABILITIES	1,287,014	1,231,751

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 0.0001par value, authorized 2,000,000,000 shares
3,560,026 and 3,428,652 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively.	356	372
Additional Paid In Capital	8,943,404	8,897,873
Shares to be issued	-	-
Accumulated deficit	(10,169,053)	(10,045,978)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,225,293)	(1,147,733)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$61,721	$84,018

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30,
Un-Audited

	2021	2020	2021	2020
REVENUE	$-	$13,000	$-	$13,000

Cost of Goods sold	-	8,359	-	8,359
Gross Profit	-	4,641	-	4,641

EXPENSES
Accounting and Legal	22,000	12,200	29,900	28,950
Salaries and wages	44,286	42,042	154,467	139,204
Share based expense	-	-	-	1,150,000
G&A Expenses	32,961	21,088	86,417	104,975
Depreciation expense	2,985	1,307	8,955	3,921
TOTAL EXPENSES	102,232	76,637	279,739	1,427,050
Income (loss) from operations	(102,232)	(71,996)	(279,739)	(1,422,409)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	(10,104)	(39,766)	226,760	340,152
Gain on Debt forgiveness	24,120	-	24,120	-
Financing cost	-	(15,530)	(9,820)	(107,797)
Interest Expense	(22,657)	(42,979)	(84,396)	(154,566)
TOTAL OTHER INCOME (EXPENSES)	(8,641)	(98,275)	156,664	77,789

INCOME (LOSS) BEFORE TAXES	(110,873)	(170,271)	(123,075)	(1,344,620)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$(110,873)	$(170,271)	$(123,075)	$(1,344,620)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.07)	$(0.03)	$(0.66)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	3,560,026	2,529,103	3,549,700	2,041,747

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
as of September 30, 2021
(Un-audited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
BALANCE, December 31, 2019	389,948	$68	$7,265,397	$(8,436,610)	$(1,171,145)

Issuance Common stock for services	1,250,000	125	1,149,875		1,150,000
Note conversion	310,835	31	152,716	-	152,747
Net Loss				(882,344)	(882,344)
					-
Balance, March 31, 2020	1,950,783	$224	$8,567,988	$(9,318,954)	$(750,742)

Note conversion	364,741	36	101,479		101,515
Net Loss				(292,004)	(292,004)
					-
Balance, June 30, 2020	2,315,524	$261	$8,669,466	$(9,610,958)	$(941,231)

Note conversion	535,496	53	101,324		101,377
Net Loss				(170,271)	(170,271)
					-
Balance, September 30, 2020	2,851,020	$314	$8,770,790	$(9,781,228)	$(1,010,124)

Note conversion	577,633	58	114,483		114,541
Deemed Dividend			12,600	(12,600)
Net Loss				(252,150)	(252,150)
					-
Balance, December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29
Net Profit (Loss)				110,750	110,750
					-
Balance, March 31, 2021	3,560,026	$356	$8,943,404	$(9,935,228)	$(991,468)

Net Loss				(122,952)	(122,952)
					-
Balance, June 30, 2021	3,560,026	$356	$8,943,404	$(10,058,180)	$(1,114,420)

Net Loss				(110,873)	(110,873)
					-
Balance, September 30, 2021	3,560,026	$356	$8,943,404	$(10,169,053)	$(1,225,293)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the nine months ended September 30,

	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$(123,075)	$(1,344,620)
Finance Costs	9,820	107,797
Depreciation	8,955	3,921
Gain on Debt forgiveness	(24,120)	-
Change in other assets	(256)	2,360
Change in Accounts Receivable	-	(13,000)
Change in inventory	-	(4,097)
Share Based expense	-	1,150,000
Change in Accounts Payable and Accrued Expenses	81,427	63,357
Change in Related Party Advances	-	(6,766)
Change in Derivative and Note Discount	(203,470)	(204,587)
Net Cash Used by Operating Activities	(250,719)	(245,635)

INVESTING ACTIVITIES:
Purchase of Equipment	(918)	(3,690)
Net cash used by investing activities	(918)	(3,690)

FINANCING ACTIVITIES:

Change in Bank overdraft	2,115	-
Proceeds from notes payable	235,000	234,000
Net cash provided by financing activities	237,115	234,000
NET INCREASE (DECREASE) IN CASH	(14,522)	(15,325)

CASH AT BEGINNING OF PERIOD	14,591	15,634

CASH AT END OF PERIOD	$69	$309

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes - Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $(2,047) cash equivalents as of September 30, 2021, and $14,591 as of December 31, 2020.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability - September 30, 2021	$-	$-	$137,594	$137,594

Fair value of convertible notes derivative liability - September 30, 2021

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability - December 31, 2020	$-	$-	$389,953	$389,953

Fair value of convertible notes derivative liability - December 31, 2020

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

For the three months ended September 30, 2021, our revenue was $0.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 22,700,000 as a result of conversion of notes. The company also has 2,000,000 in outstanding common stock warrants. Included in the three-month period ending September 30, 2021, all calculations reflect the effects of the 40 to 1 reverse stock split done on February 22, 2020. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $10,169,053 as of September 30, 2021 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Update 2020-06-Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This was issued in August of 2020 and will become effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are in the process of evaluating the impact to the company.

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

As of September 30, 2021, and December 31, 2020, the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of September 30, 2021 and December 31, 2020 the inventory value was $6,197 and $6,197 respectively.

Property and Equipment at September 30, 2021 were comprised of the following at:

	September 30, 2021	December 31, 2020
Capital Equipment	$79,631	$79,631
Vehicles	7264	6,344
Accumulated Depreciation	(42,798)	(34,767)
Net Fixed Assets	$44097	$51,208

Depreciation expense for the three months ended September 30, 2021 and 2020 was $2,985 and $1,307 respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $8,955 and $3,921 respectively.

NOTE 6 - EQUITY

Common Stock:

During the Period January 1, 2020 to December 31, 2020, the Company issued 1,788,703 shares for convertible note conversions.

During the Period January 1, 2021 to September 30, 2021, the Company issued 130,409 shares for convertible note conversions.

On February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of December 31, 2020.

NAME ADDRESS	Number of Shares

1. John Sprovieri PO Box 813, Rufus, OR 97050	1,016,901
2. CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	2,084,557
3. Kathleen D Jett PO Box 846, 618 W. First Street, Rufus, OR 97050.	150,625
4. Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	81,878
5. E. Lee Odom Jr.7011 Park Green Drive Arlington, TX 76001.	27,814
6. William S Beers PO Box 825, Rufus, OR 97058	2,500

Warrants

On May 28, 2019 we issued 2,000,000 in cashless warrants in connection with the issuance of the convertible promissory note dated May 29, 2019 with Crown Bridge Partners, LLC in the amount of $27,500.

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019		-	$-	-	$-
Additions	Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding December 31, 2020		2,000,000	$0.30	2,000,000	$0.30
Additions	Granted	-	-	-
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding September 30, 2021		2,000,000	$0.30	2,000,000	$0.30

The warrants contained a downround feature that were triggered during 2020, and the result $12,600 of deemed dividend recognized as a result.

NOTE 7 - INCOME TAXES

We currently have no current tax liability, as we have had limited revenue and incurred losses since inception.

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

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes - Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was eliminated from the net operating loss carry forward

As of September 30, 2021, we had a net operating loss carry-forward of approximately $10,169,053 and a deferred tax asset of approximately $1,894,001 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,894,001). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2020, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2021	December 31, 2020
Deferred Tax Asset	$1,894,071	$1,868,155
Valuation Allowance	(1,894,071)	(1,868,155)
Deferred Tax Asset (net)	$-	$-

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

On June 28, 2018, the company issued a 12-month Convertible Note for the sum of $10,000to RB Capital at 12%. Convertible at $.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

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

On July 6, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On August 16, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 212% and a risk-free discount rate of .09%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of September 30, 2021, there were twenty-one convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	September 30, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	137,594	389,953

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The total lease payments for the nine months ended September 30, 2021 were $18,000.

As of September 30, 2021 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Results of Operations

During the three-month period ending September 30, 2021 the Company had resumed its operations after a pause in its manufacturing operations due to COVID-19 constraints during the first Quarter of 2021. Since then, the Company has hired an additional (3) employees to better support an increase in production efforts.

Recently completed was building site foundation work and manufacturing of all construction panels and purchase of all doors, windows and interior fixtures for a contracted 420 sq. ft. “Tiny Home” design. This model home has been sold to a Real Estate developer whose plans include use of for a time as a display unit on a local building site. This construction project introduced through an extensive area marketing effort have brought inquiries from many interested buyers attracted to building similar homes in the area.

Additionally, this quarter the company has entered into an agreement to build two 1,500 square foot homes in the North Western part of Washington State. The building plan design phase is near completion and a goal of beginning site construction work is set for early Spring of 2022.

There were no material operational changes from the last financials of June 30, 2021. Revenue for the nine and six months ended September 30, 2021 and June 30, 2021 was $0 and $0 respectively.

The three-month Quarter ending September 30,2021 resulted in the issuance of (2) convertible notes for $50,000 each totaling $100,000

Net cash used in operating activities was $249,522 for the nine months ended September 30, 2021 compared to net cash used in operating activity of $245,635 for the same period in 2020.

Net cash used in investing activities was $0 in the nine months ended September 30, 2021, compared to net cash used in investing activity of ($3,690) for the same period in 2020.

Net cash provided by financing activities was $235,000 for the nine months ended September 30, 2021, compared to $234,000 for same period in 2020.

We have had minimal operating activity since inception of the company in 2010. Our 2021 short-term obligations are being covered by funding received from convertible notes. with a total value of $235,000 issued in 2021.

As of September 30, 2021, the Company had inadequate cash to operate its business at the current level for the next three months and to achieve its business goals. The success of our business plan during and beyond the next three months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the nine-month period to September 30, 2021. There are no “off balance sheet” arrangements.

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

Housing construction planning is currently in a number of project stages. The Company’s Marketing efforts have recently diversified to also include designs of small dwellings sometimes referred to as “Tiny Homes.” These structures are 80 - 500 square feet housing units built to fill the gap in urban multi-unit homeless transitional housing. This additional new venture in fabrication fits well with Auscrete’s overall model in concrete panel construction for housing and commercial structures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive and Financial Officer concluded as of September 30st, that our disclosure controls and procedures are not effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold shares for the purpose of Note Conversion and has received $100,000 in proceeds to cover G & A and construction costs from these sales during the three months ended September 30, 2021.

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

AUSCRETE CORPORATION

Date: November 16, 2021	By:	/s/ John Sprovieri
John Sprovieri
(Chief Executive and Financial Officer)

