Form 10-K
period 2021-12-31
AUSCRETE Corp
filed 2022-04-15
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35923

AUSCRETE CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

49 John Day Dam Road, Goldendale, WA 98920

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (509) 261-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value 0.0001	OTC Pink

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large Accelerated filer, an Accelerated filer, a non-Accelerated filer, or a smaller reporting company. Or an emerging growth company.

See the definitions of "large Accelerated filer," "Accelerated filer," "non-Accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding of the issuer's common stock as of April 14, 2022 was 56,798,678 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2021

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe”, “expect”, “anticipate”, “estimate”, “intend”, “should”, “may”, “plans”, “projects”, “will”, or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

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

ITEM 2. PROPERTIES.

In 2019 the Company divested its ownership of a 5-acre Industrial Property in Goldendale WA repurposing the investment to capital used for major specialized plant equipment.

In June of that year the Company moved its Manufacturing Plant operations into an 8,000 sq. ft. facility located in the outer Goldendale area. The Companies month-to-month facility total rental payments for 2021 were $24,000.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s stock is listed on the OTCPINK under the symbol "ASCK". The company has not repurchased stock or declared or paid dividends on its capital stock in 2021.

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

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,110,006 as of December 31, 2021, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Please see the notes to the financial statements for further discussion on Significant accounting policies.

GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company did not generate revenues from construction related operations during the period ending December 31,2021. The Company has an Accumulated deficit of $13,110,006 as of December 31, 2021 and no current revenue stream, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

RELATED PARTY TRANSACTIONS

As of December 31, 2021, and December 31, 2020, the balance owed to John Sprovieri was $0 and $0 respectively.

Results of Operations

Results of Operations comparison of the fiscal year ended December 31, 2020 to the fiscal year ended December 31, 2021.

During the twelve-month period ended December 31, 2021 the Company had commenced its manufacturing operations which brought material operational changes from the last audited financials of December 31, 2020. Revenue for the twelve months ending December 31, 2021 was $0 compared to $13,000 for the same period in 2020. The 2020 revenue was due to the sale of a customer purchased house.

The company had a net loss of $(3,064,028) for the year ended December 31, 2021 compared to a net loss of $(1,596,768) for the year ended December 31, 2020. The main reason is the increase in share-based expense from $1,150,000 in 2020 compared to $2,683,227 in 2021.

The company's operational expenses during 2021 were involved in fund-raising, day to day operations, payroll, facility lease, utilities, compliance fees, equipment and materials purchases.

The company acquired access to investment funds which were to produce results in limited cash acquisitions throughout 2021.

The intended set up of facilities and subsequent operations of the company, being the manufacture of construction products for commercial and residential structures, had begun during 4th quarter of 2021 with the first contracted home beginning construction.

For the twelve months ended December 31, 2021 our accounting and legal was $34,900 compared to $35,450 for the same period in 2020. We used less external accounting assistance during the period.

For the twelve months ended December 31, 2021 our salaries expense was $217,486 compared to $176,555 for the same period in 2020. The increase in salaries expense was mainly due to an increase in employee’s  For the twelve months ended December 31, 2021 our share-based expense was $2,683,227 compared to $1,150,000 for the same period in 2020. During the Period January 1, 2021 to December 31, 2021 there were 53,238,652 shares issued to key individuals for service compensation to the Company.

For the twelve months ended December 31, 2021 our rent expense was $26,123 compared to $24,000 for the same period in 2020. Contract ongoing as is with no changes to original contract.

For the twelve months ended December 31, 2021 our G&A expense was $123,330 compared to $104,448 for the same period in 2020.

For the twelve months ended December 31, 2021 our depreciation expense was $11,940 compared to $11,693 for the same period in 2020.

For the twelve months ended December 31, 2021 our gain / (loss) on derivatives was $114,452, compared to $284,644 for the same period in 2020. Some notes were complete during the period.

For the twelve months ended December 31, 2021 our gain on debt forgiveness was $24,120 compared to $0 for the same period in 2020. This was due to the forgiveness or our payroll protection loan.

For the twelve months ended December 31, 2021 our financing expense was $(3,234) compared to $(189,285) for the same period in 2020. Current notes are fixed price and discounts can’t be manipulated by noteholders.

For the twelve months ended December 31, 2021 our Interest expense was $(117,152) compared to $(193,237) for the same period in 2020. Some notes were completed before the end of the period.

For the Twelve months ended December 31, 2021 our net loss was $(3,064,028) compared to $(1,596,768) for the same period in 2020. As there were no major asset purchases, therefore lower operational costs.

At the time of filing the Company has fully implemented its planned start-up strategy which has now positioned itself in an operational state of production.

The Company’s specialized systems and major new equipment procurements have been integrated and installed into a fully operational batch plant and product manufacturing has commenced.

The Company has completed a Small Home of 400 sq ft located on its Manufacturing Plant property. This model show home will be used as a marketing tool.

The Company is at the stage of delivering full house sets as its next tactical step in securing self-sustaining revenue capital.

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our 2021 short-term obligations were covered by funding received from convertible notes with a total value of $340,000 issued in 2021.

Net cash used in operating activities was $345,624 in the year ended December 31, 2021 compared to net cash used in operating activity of 301,353 for the year ended December 31, 2020.

Net cash used in investing activities was $(918) in the year ended December 31, 2021. Net cash defined through investing activities for the year ended December 31, 2020 was $(3,690).

Net cash provided by financing activities was $345,624 in the year ended December 31, 2021. Net cash provided by financing activities in the year ended December 31, 2020 was $304,000.

As of December 31, 2021, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing and revenues of a minimum of $300,000.

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

The company has interviewed and chosen an experienced real estate marketing agent who will bring with him a multitude of contacts and interested customer inquiries.

The Company is actively placing itself in the position to be a major supplier in the smaller home market. The structures will be on average 100 to 600 square feet, and consist of a number of floor plans and varying interior options. These much-desired structures would support urban community transitioning efforts for houseless populations and builders seeking to construct these smaller homes on their properties.

Auscrete's product is also extremely suitable for the construction of commercial and industrial structures. Company marketing will also explore the commercial world for applications and it is believed that such construction will become a large part of the company's future direction.

Financial Projections

The typical midsized affordable home market consists of structures in the range of 1,100 - 3,000 sq. ft. These will sell to the contractor or developer for around $80K-$200K with the average being over $150,000.

The Company plans on marketing its small 300 to 800 sq ft homes in the neighborhood of $40K-$100K on average.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Auscrete Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auscrete Corporation (“the Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet generated sufficient revenues and has a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Confirmation of notes payable and related terms.
•	Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.
•	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.

We have served as the Company’s auditor since 2014. Spokane, Washington
April 15, 2022

AUSCRETE CORPORATION
BALANCE SHEETS
as of December 31,

	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$-	$14,591
Accounts Receivable	8,000	8,000
Prepaid Expenses	6,202	4,022
Inventory	6,197	6,197
TOTAL CURRENT ASSETS	20,399	32,810

Property, Plant and Equipment (net)	40,193	51,208
Deposits	-	-
TOTAL ASSETS	$60,592	$84,018

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank overdraft	$5,624	$-
Accounts Payable and Accrued Expenses	121,170	88,231
Accrued Interest Payable	231,373	145,947
Notes Payable (net of discount)	890,139	607,620
Derivative Liability	295,306	389,953
Related Party Advances	-	-
TOTAL CURRENT LIABILITIES	1,543,612	1,231,751
TOTAL LIABILITIES	1,543,612	1,231,751

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
56,798,678 and 3,428,652 shares issued and outstanding as of December 31, 2021 and December 31, 2020 respectively, restated to APIC below for the 40 for 1 reverse stock split.	5,679	372
Additional Paid In Capital	11,621,307	8,897,873
Shares to be issued	-	-
Accumulated deficit	(13,110,006)	(10,045,978)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,483,020)	(1,147,733)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,592	$84,018

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the years ended December 31,

	2021	2020

REVENUE	$-	$13,000

Cost of Goods sold	15,108	9,744
Gross Profit	(15,108)	3,256

EXPENSES
Accounting and Legal	5,000	35,450
Salaries and wages	217,486	176,555
Share based recompense for salaries/wages and consulting	2,683,227	1,150,000
Rent	26,123	24,000
G&A Expenses	123,330	104,448
Depreciation expense	11,940	11,693
TOTAL EXPENSES	3,067,106	1,502,146
Income (loss) from operations	(3,082,214)	(1,498,890)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	114,452	284,644
Gain on Debt forgiveness	24,120	-
Financing cost	(3,234)	(189,285)
Interest Expense	(117,152)	(193,237)
TOTAL OTHER INCOME (EXPENSES)	18,186	(97,878)

INCOME (LOSS) BEFORE TAXES	(3,064,028)	(1,596,768)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	$(3,064,028)	$(1,596,768)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.21)	$(0.70)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,491,751	2,285,027

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2019, 2020, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance December 31, 2019	389,948	68	7,265,397	(8,436,610)	(1,171,146)

Shares issued for Services	1,250,000	125	1,149,875	-	1,150,000
Note Conversions	1,788,703	179	470,001	-	470,180
Deemed Dividend	-	-	12,600	(12,600)	-
Net loss	-	-	-	(1,596,768)	(1,596,768)
Balance December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,734)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29		-
Shares issued for services	53,238,652	5,324	2,677,903		2,683,227
					-
Net Profit (Loss)				(3,064,028)	(3,064,028)
					-
Balance December 31, 2021	56,798,678	$5,679	$11,621,307	$(13,110,006)	$(1,483,020)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the years ended December 31, 2020 & 2021

	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$(3,064,028)	$(1,596,768)
Finance Costs	55,234	197,479
Depreciation	11,940	11,693
Gain on Debt forgiveness	(24,120)	-
Change in other assets	(2,180)	2,243
Change in Accounts Receivable	-	(8,000)
Change in inventory	-	(4,097)
Share Based expense	2,683,227	1,150,000
Change in Accounts Payable and Accrued Expenses	118,365	86,833
Change in Related Party Advances	-	(6,766)
Change in Derivative and Note Discount	(139,884)	(133,970)
Net Cash Used by Operating Activities	(309,297)	(301,353)

INVESTING ACTIVITIES:
Purchase of Equipment	(918)	(3,690)
Net cash used by investing activities	(918)	(3,690)

FINANCING ACTIVITIES:

Change in Bank overdraft	5,624	-
Proceeds from notes payable	340,000	304,000
Net cash provided by financing activities	345,624	304,000
NET INCREASE (DECREASE) IN CASH	30,703	(1,043)

CASH AT BEGINNING OF PERIOD	14,591	15,634

CASH AT END OF PERIOD	$-	$14,591

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

INCOME TAXES

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2021, using a Federal Tax Rate of 21%.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $(5,679) cash equivalents as of December 31, 2021, and $14,591 as of December 31, 2020.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2021	$-	$-	$295,306	$295,306

Fair value of convertible notes derivative liability – December 31, 2021

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2020	$-	$-	$389,953	$389,953

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

For the years ended December 31, 2021, our revenue was $13,000.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 22,700,000 as a result of conversion of notes. The company also has 2,000,000 in outstanding common stock warrants. Included in the year ended December 31, 2021, all calculations reflect the effects of the 40 to 1 reverse stock split done on February 22, 2020. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,110,006 as of December 31, 2021 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2021, and December 31, 2020, the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of December 31, 2021 and December 31, 2020 the inventory value was $6,197 and $6,197 respectively.

Property and Equipment at December 31, 2021 were comprised of the following at:

	December 31, 2021	December 31, 2020
Capital Equipment	$80,554	$79,631
Vehicles	6,344	6,344
Accumulated Depreciation	(46,705)	(34,767)
Net Fixed Assets	$40,193	$51,208

Depreciation expense for the years ended December 31, 2021 and 2020 was $11,940 and $11,693 respectively.

NOTE 6 - EQUITY

Common Stock:

During the Period January 1, 2020 to December 31, 2020, the Company issued 1,788,703 shares for convertible note conversions.

During the Period January 1, 2021 to December 31, 2021, the Company issued 130,409 shares for convertible note conversions.

On February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of December 31, 2021.

NAME ADDRESS	Number of Shares

1. John & Mary Sprovieri PO Box 813, Rufus, OR 97050.	40,675,897
2. CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310.	2,084,557
3. Kathleen D Jett PO Box 846, 618 W. First Street, Rufus, OR 97050.	6,025,352
4. Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	3,275,120
5. Michael Young 4405 H’way 30, The Dalles, OR.	1,100,000
6. William S Beers PO Box 825, Rufus, OR 97058.	1,110,200

Warrants

On May 28, 2019 we issued 2,000,000 in cashless warrants in connection with the issuance of the convertible promissory note dated May 29, 2019 with Crown Bridge Partners, LLC in the amount of $27,500.

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2019		-	$-	-	$-
Additions	Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding December 31, 2020		2,000,000	$0.30	2,000,000	$0.30
Additions	Granted	-	-	-
Expired	Expired	-	-	-
Exercised	Exercised	-	-	-	-
Outstanding December 31, 2021		2,000,000	$0.30	2,000,000	$0.30

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

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was eliminated from the net operating loss carry forward as of December 31, 2020.

In addition during the Period January 1, 2021 to December 31, 2021 there were 53,238,652 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $2,683,227. This amount was eliminated from the net operating loss carry forward as of December 31, 2021.

Shareholder	Issued	Cost Basis
Michael A. Young	1,072,500	57,915
Otto B. Paulette	1,072,500	57,915
William S. Beers	1,082,445	58,452
Julie Jett-Regnell	1,074,957	58,048
Linda Beers	100,000	5,400
Kimberly A. Grimm	3,193,242	172,435
Kathleen D. Jett	5,874,726	317,235
Joe Hobbs	9,260	500
Rick Plotnikoff	100,000	5,400
John & Mary Sprovieri	39,659,022	2,141,587

As of December 31, 2021, we had a net operating loss carry-forward of approximately $13,110,006 and a deferred tax asset of approximately $1,948,124 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,948,124). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2021	December 31, 2020
Deferred Tax Asset	$1,948,124	$1,868,155
Valuation Allowance	(1,948,424)	(1,868,155)
Deferred Tax Asset (net)	$-	$-

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

On April 7, 2020, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 10%. Convertible at .05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

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

On November 5, 2021, the company issued a 12-month Convertible Note for the sum of $55,000 to Sixth Street Lending at 10%. Convertible at 65% of the averaged 3 lowest trading prices during the prior 15 day trading period. We recognized a derivative liability in the amount of $117,851 as a result.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 260% to 277% and a risk-free discount rate of .05% to .09%.

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 65% discount to the market. As of December 31, 2021, there were twenty-three convertible notes outstanding.

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	December 31, 2021	December 31, 2020
Derivative Liabilities on Convertible Loans:
Outstanding Balance	295,306	389,953

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on an 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The total lease payments for the twelve months ended December 31, 2021 were $24,000.

As of December 31, 2021 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

There are no notable subsequent events since the period ended December 31, 2021 to disclose.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2021 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2021.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no other disclosures at this time.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below.

Our bylaws require at least three directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.19

John Sprovieri – CEO/Director, Age 73

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

Michael Young – VP / CFO Age 68

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

ITEM 11. - EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

John Sprovieri CEO	2021	40,170	-	-	-	-	40,170
	2020	39,000	-	-	-	-	39,000
Michael Young VP CFO	2021	39,000	-	-	-	-	39,000
	2020	37,440	-	-	-	-	37,440

Our CEO, John Sprovieri currently draws a flat yearly salary of $43,680 ($840 p/week) and our CFO, Mike Young draws a flat yearly salary of $43,680 ($840 p/week).

DIRECTOR’S COMPENSATION.

Name and Principal Position	Fiscal Year	Director Fees $	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Sprovieri CEO Director	2021	-	39,659,022	-	-	39,659,022
	2020	-	851,000	-	-	851.000
Michael Young CFO Director	2021	-	1,072,500	-	-	1,072,500
	2020	-	23,000	-	-	23,000

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2021. We did not have any equity compensation plans as of December 31, 2021.

Name & Address	# Class A Common Stock	Percentage
John Sprovieri - PO Box 813, Rufus OR 97050	39,659,022	23.6
Kay Jett - PO Box 846, Rufus OR 97050	5,874,726	6.6
William S. Beers – PO Box 825, Rufus 97050	1,082,445	7.0

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

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the Accountant in connection with statutory and regulatory filings or engagements were $22,000 for fiscal year ended 2021 and $19,850 for professional services for fiscal year 2020.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal Accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $8,500 for fiscal year ended 2021 and $7,450 for fiscal year ended 2020.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal Accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2021 and $0 for 2020.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal Accountant, other than the services reported above were $0 for fiscal years ended 2021 and 2020.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. - EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSCRETE CORPORATION

Date: April 15, 2022	By:	/s/ A John Sprovieri
A. John Sprovieri
(President/Chief Executive Officer)

