Form 10-Q
period 2022-03-31
AUSCRETE Corp
filed 2022-05-23
CIK 1492091

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-35923

AUSCRETE CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	27-1692457
(State of Incorporation)	(IRS Employer ID Number)

49 John Day Dam Rd

Goldendale, WA98620

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding as of May 23, 2022 of the Issuer’s Common Stock is 57,311,499

AUSCRETE CORPORATION

March 31, 2022

AUSCRETE CORPORATION

BALANCE SHEETS

	Un-Audited
	March 31,	December 31,
ASSETS	2022	2021
CURRENT ASSETS:
Cash	$12,411	$-
Accounts Receivable	8,000	8,000
Prepaid Expenses	4,721	6,202
Inventory	6,197	6,197
TOTAL CURRENT ASSETS	31,329	20,399

Property, Plant and Equipment (net)	37,207	40,193
Deposits	-	-
TOTAL ASSETS	$68,536	$60,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank Overdraft	$-	$5,624
Accounts Payable and Accrued Expenses	126,412	121,170
Accrued Interest Payable	256,767	231,373
Notes Payable (net of discount)	963,389	890,139
Derivative Liability	470,600	295,306
Related Party Advances	-	-
TOTAL CURRENT LIABILITIES	1,817,168	1,543,612
TOTAL LIABILITIES	1,817,168	1,543,612

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock, 0.0001 par value, authorized 2,000,000,000 shares 56,798,678 and 56,798,678 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively, restated to APIC below for the 40 for 1 reverse stock split.	5,679	5,679
Additional Paid In Capital	11,621,307	11,621,307
Shares to be issued	-	-
Accumulated deficit	(13,375,618)	(13,110,006)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,748,632)	(1,483,020)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$68,536	$60,592

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

STATEMENTS OF OPERATIONS

For the three months ended March 31,

Un-Audited

	2022	2021
REVENUE	$-	$-

Cost of Goods sold	-
Gross Profit	-	-

EXPENSES
Accounting and Legal	8,000	2,900
Salaries and wages	45,790	50,776
Share based expense	-	-
G&A Expenses	22,899	24,693
Depreciation expense	2,985	2,985
TOTAL EXPENSES	79,674	81,354
Income (loss) from operations	(79,674)	(81,354)
OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	(95,426)	236,909
Financing cost	(41,868)	(9,820)
Interest Expense	(48,644)	(34,985)
TOTAL OTHER INCOME (EXPENSES)	(185,938)	192,104

INCOME (LOSS) BEFORE TAXES	(265,612)	110,750
Provision for Income Taxes	-	-
NET INCOME (LOSS)	$(265,612)	$110,750

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	56,798,678	3,538,145

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

as of March 31, 2022

(Un-audited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	TOTAL
Balance, December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29
Net Loss				110,750	110,750
					-
Balance, March 31, 2021	3,560,026	356	8,943,404	(9,935,228)	(991,468)

Net Loss				(122,952)	(122,952)
					-
Balance, June 30, 2021	3,560,026	356	8,943,404	(10,058,180)	(1,114,420)

Net Loss				(110,873)	(110,873)
					-
Balance, September 30, 2021	3,560,026	$356	$8,943,404	$(10,169,053)	$(1,225,293)

Shares issued for services	53,238,652	5,323	2,677,903	-	2,683,226

Net Loss				(2,940,953)	(2,940,953)
					-
Balance, December 31, 2021	56,798,678	$5,679	$11,621,307	$(13,110,006)	$(1,483,020)

Net Loss				(265,612)	(265,612)
					-
Balance, March 31, 2022	56,798,678	$5,679	$11,621,307	$(13,375,618)	$(1,748,632)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

STATEMENT OF CASH FLOWS

for the three months ended March 31,

	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$(265,612)	$110,750
Finance Costs	41,868	18,014
Depreciation	2,985	2,985
Change in other assets	1,481	(2,199)
Change in Accounts Receivable	-	-
Share Based expense	-	-
Change in Accounts Payable and Accrued Expenses	30,636	13,937
Change in Related Party Advances	-	-
Change in Derivative and Note Discount	118,677	(228,405)
Net Cash Used by Operating Activities	(69,965)	(84,918)

INVESTING ACTIVITIES:
Purchase of Equipment	-	-
Net cash used by investing activities	-	-

FINANCING ACTIVITIES:
Bank Overdraft / (Repayment)	(5,624)	-
Proceeds from notes payable	88,000	85,000
Net cash provided by financing activities	82,376	85,000
NET INCREASE (DECREASE) IN CASH	12,411	82

CASH AT BEGINNING OF PERIOD	-	14,591

CASH AT END OF PERIOD	$12,411	$14,673

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements are presented in condensed format and should be read in conjunction with the audited financial statement on the form 10-K for the year ended December 31, 2021.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $12,411cash equivalents as of March 31, 2022, and $0 as of December 31, 2021.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – March 31, 2022	$-	$-	$470,600	$470,600

Fair value of convertible notes derivative liability – March 31, 2022

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – December 31, 2021	$-	$-	$295,306	$295,306

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

For the three months ended March 31, 2022, our revenue was $0.

COST OF SALES

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of sales will consist primarily of the cost of product, labor and selling costs and does not include G&A expenses.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately ~15,400,000 as a result of conversion of notes. The company also has 2,000,000 in outstanding common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,375,618 as of March 31, 2022 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2022, and December 31, 2021 the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of March 31, 2022 and December 31, 2021 the inventory value was $6,197 and $6,197 respectively.

Property and Equipment at March 31, 2022 were comprised of the following at:

	March 31, 2022	December 31, 2021
Capital Equipment	$80,554	$80,554
Vehicles	6,344	6,344
Accumulated Depreciation	(49,691)	(46,705)
Net Fixed Assets	$37,207	$40,193

Depreciation expense for the three months ended March 31, 2022 and 2021 was $2,985 and $2,985 respectively.

NOTE 6 - EQUITY

Common Stock:

During the Period January 1, 2021 to March 31, 2022, the Company issued 130,409 shares for convertible note conversions.

On February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of March 31, 2022.

NAME ADDRESS	Number of Shares
1. John Sprovieri PO Box 813, Rufus, OR 97050	40,675,897
2. CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	2,084,557
3. Kathleen D Jett PO Box 846, 618 W. First Street, Rufus, OR 97050.	6,025,352
4. Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	3,275,120
5. Michael Young 4405 H’way 30, The Dalles, OR..	1,100,000
6. William S Beers PO Box 825, Rufus, OR 97058	1,110,200

Warrants

On May 28, 2019 we issued 2,000,000 in cashless warrants in connection with the issuance of the convertible promissory note dated May 29, 2019 with Crown Bridge Partners, LLC in the amount of $27,500.

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020		-	$-	-	$-
Additions	Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	Expired	-	-	-
Exercised	Exercised	-	-	-	-
Outstanding December 31, 2021		2,000,000	$0.30	2,000,000	$0.30
Additions	Granted	-	-	-
Expired	Expired	-	-	-
Exercised	Exercised	-	-	-	-
Outstanding March 31, 2022		2,000,000	$0.30	2,000,000	$0.30

The warrants contained a down round feature that were triggered during 2020, and the result $12,600 of deemed dividend recognized as a result.

NOTE 7 - INCOME TAXES

We currently have no current tax liability, as we have had limited revenue and incurred losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2019. The Company will compute its income tax expense for the year ended December 31, 2022 using a Federal Tax Rate of 21%.

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

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was eliminated from the net operating loss carry forward

As of March 31, 2022, we had a net operating loss carry-forward of approximately $(13,375,618) and a deferred tax asset of approximately $2,808,880 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(2,808,880). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2022	December 31, 2021
Deferred Tax Asset	$2,808,880	$1,948,124
Valuation Allowance	(2,808,880)	(1,948,424)
Deferred Tax Asset (net)	$-	$-

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

NOTE 8 - NOTES PAYABLE AND DERIVATIVE LIABILITIES

On February 2, 2018, the company issued a 12-month Convertible Note for the sum of $200,000 to RB Capital at 12%. Convertible at $0.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On May 8, 2018, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 12%. Convertible at $0.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 28, 2018, the company issued a 12-month Convertible Note for the sum of $10,000 to RB Capital at 12%. Convertible at $0.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On December 7, 2018, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 12%. Convertible at $0.004. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On October 25, 2019, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 12%. Convertible at $0.01. As a result we recognized a beneficial conversion cost of $45,000.

On November 15, 2019, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 12%. Convertible at $0.01. As a result, we recognized a beneficial conversion cost of $7,500.

On December 13, 2019, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 12%. Convertible at $0.03. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On January 13, 2020, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 10%. Convertible at $0.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On February 10, 2020, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 10%. Convertible at $0.15. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On April 7, 2020, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 10%. Convertible at $0.05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 5, 2020, the company issued a 12-month Convertible Note for the sum of $20,000 to RB Capital at 10%. Convertible at $0.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On June 25, 2020, the company issued a 12-month Convertible Note for the sum of $30,000 to Shmeul Rotbard at 8%. Convertible at $0.008. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On July 23, 2020, the company issued a 12-month Convertible Note for the sum of $15,000 to RB Capital at 10%. Convertible at $0.05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On August 17, 2020, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.05. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On November 10, 2020, the company issued a 12-month Convertible Note for the sum of $25,000 to RB Capital at 10%. Convertible at $0.01. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On December 14, 2020, the company issued a 12-month Convertible Note for the sum of $45,000 to RB Capital at 10%. Convertible at $0.01. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On January 29, 2021, the company issued a 12-month Convertible Note for the sum of $35,000 to RB Capital at 10%. Convertible at $0.01. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On March 16, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.20. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On May 10, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.20. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On July 6, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On August 16, 2021, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.10. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On March 18, 2022, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.06. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On December 28, 2021, the company issued a 12-month Convertible Note for the sum of $38,000 to Sixth Street Lending at 10%. Convertible at 65% of the averaged 3 lowest trading prices during the prior 15 day trading period. We recognized a derivative liability in the amount of $79,868 as a result.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 311% and a risk-free discount rate of 0.09%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of March 31, 2022, there were twenty-three convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	March 31, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	470,600	295,306

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The total lease payments for the three months ended March 31, 2022 were $6,000.

As of March 31, 2022 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

On May 10, 2022 we issued 512,821 share of our common stock for conversion of $10,000 of convertible debt.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued, and has determined that there were no material subsequent events to disclose in these financial statements, other than referenced above.

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

Results of Operations

During the three-month period ending March 31, 2022 the Company had resumed its operations after a pause in its manufacturing operations due to COVID-19 constraints during the first Quarter of 2021. Since then, the Company has hired an additional (3) employees to better support an increase in production efforts.

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

There were no material operational changes from the last financials of December 31, 2021. Revenue for the three months ended March 31, 2022 and 2021 was $0 and $0 respectively.

The three-month Quarter ending March 31, 2022 resulted in the issuance of (2) convertible notes for $50,000 and $38,000.

Net cash used in operating activities was $69,965 for the three months ended March 31, 2022 compared to net cash used in operating activity of $84,918 for the same period in 2021.

Net cash used in investing activities was $0 in the three months ended March 31, 2022, compared to net cash used in investing activity of $0 for the same period in 2021.

Net cash provided by financing activities was $82,376 for the three months ended March 31, 2022, compared to $85,000 for same period in 2021.

We have had minimal operating activity since inception of the company in 2010. Our 2022 short-term obligations are being covered by funding received from convertible notes. with a total value of $88,000 issued in 2022.

As of March 31, 2022, the Company had inadequate cash to operate its business at the current level for the next three months and to achieve its business goals. The success of our business plan during and beyond the next three months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the three month period to March 31, 2022. There are no “off balance sheet” arrangements.

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

Developers and contractors will offer the homes as complete ready constructed site-built units on suitable land. They are NOT and will not be offered under the banner of such categories as ‘pre-fabricated’, ‘modular” or ‘factory built’ homes. They are just plain good value masonry homes built of a time proven product, concrete.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

AUSCRETE CORPORATION

Date: May 23, 2022	By:	/s/ A. John Sprovieri
A. John Sprovieri
(Chief Executive and Financial Officer)

