Form 10-Q
period 2022-06-30
AUSCRETE Corp
filed 2022-08-22
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding as of August 18, 2022 of the Issuer’s Common Stock is 58,551,168

AUSCRETE CORPORATION

June 30, 2022

AUSCRETE CORPORATION

BALANCE SHEETS

	Un-Audited
	June 30,	December 31,
ASSETS	2022	2021
CURRENT ASSETS:
Cash	$-	$-
Accounts Receivable	8,000	8,000
Prepaid Expenses	4,721	6,202
Inventory	6,197	6,197
TOTAL CURRENT ASSETS	18,918	20,399

Property, Plant and Equipment (net)	34,223	40,193
Deposits	-	-
TOTAL ASSETS	$53,141	$60,592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank Overdraft	$5,405	$5,624
Accounts Payable and Accrued Expenses	148,158	121,170
Accrued Interest Payable	283,068	231,373
Notes Payable (net of discount)	961,648	890,139
Derivative Liability	204,843	295,306
Related Party Advances	-	-
TOTAL CURRENT LIABILITIES	1,603,122	1,543,612
TOTAL LIABILITIES	1,603,122	1,543,612

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares 58,551,168 and 56,798,678 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively, restated to APIC below for the 40 for 1 reverse stock split.	5,854	5,679
Additional Paid In Capital	11,684,864	11,621,307
Shares to be issued	-	-
Accumulated deficit	(13,240,699)	(13,110,006)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,549,981)	(1,483,020)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$53,141	$60,592

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

STATEMENTS OF OPERATIONS

For the three and six months ended June 30,

Un-Audited

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
REVENUE	$-	$-	$-	$-
Cost of Goods sold	-	-	-	-
Gross Profit	-	-	-	-

EXPENSES
Accounting and Legal	17,750	5,000	25,750	7,900
Salaries and wages	9,926	59,405	55,716	110,181
Share based expense	-	-	-	-
G&A Expenses	11,895	29,363	34,794	53,456
Depreciation expense	2,985	2,985	5,970	5,970
TOTAL EXPENSES	42,556	96,753	122,230	177,507
Income (loss) from operations	(42,556)	(96,753)	(122,230)	(177,507)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	227,026	555	131,600	236,864
Financing cost	-	-	(41,868)	(9,820)
Interest Expense	(49,551)	(26,754)	(98,195)	(61,739)
TOTAL OTHER INCOME (EXPENSES)	177,475	(26,199)	(8,463)	165,305

INCOME (LOSS) BEFORE TAXES	134,919	(122,952)	(130,693)	(12,202)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$134,919	$(122,952)	$(130,693)	$(12,202)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$0.00	$(0.03)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	57,405,042	3,560,026	57,103,535	3,544,451

NET LOSS PER COMMON SHARE - DILUTED	$0.00	$(0.03)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - DILUTED	72,773,521	3,560,026	57,103,535	3,544,451

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

as of June 30, 2022

(Un-audited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance, December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29
Net Loss				110,750	110,750
					-
Balance, March 31, 2021	3,560,026	356	8,943,404	(9,935,228)	(991,468)

Net Loss				(122,952)	(122,952)
					-
Balance, June 30, 2021	3,560,026	356	8,943,404	(10,058,180)	(1,114,420)

Net Loss				(110,873)	(110,873)
					-
Balance, September 30, 2021	3,560,026	$356	$8,943,404	$(10,169,053)	$(1,225,293)

Shares issued for services	53,238,652	5,323	2,677,903	-	2,683,226

Net Loss				(2,940,953)	(2,940,953)
					-
Balance, December 31, 2021	56,798,678	$5,679	$11,621,307	$(13,110,006)	$(1,483,020)

Net Loss				(265,612)	(265,612)
					-
Balance, March 31, 2022	56,798,678	$5,679	$11,621,307	$(13,375,618)	$(1,748,632)

Conversion	1,752,490	175	63,557		63,732

Net Profit (Loss)				134,919	134,919
					-
Balance, June 30, 2022	58,551,168	$5,854	$11,684,864	$(13,240,699)	$(1,549,981)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

 STATEMENT OF CASH FLOWS

for the six months ended June 30,

(unaudited)

	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$(130,693)	$(12,202)
Finance Costs	41,868	9,820
Depreciation	5,970	5,970
Change in other assets	1,481	149
Change in Accounts Receivable	-	-
Share Based expense	-	-
Change in Accounts Payable and Accrued Expenses	78,683	57,581
Change in Related Party Advances	-	-
Change in Derivative and Note Discount	(85,090)	(210,840)
Net Cash Used by Operating Activities	(87,781)	(149,522)

INVESTING ACTIVITIES:
Purchase of Equipment	-	-
Net cash used by investing activities	-	-

FINANCING ACTIVITIES:
Bank Overdraft / (Repayment)	(219)	-
Proceeds from notes payable	88,000	135,000
Net cash provided by financing activities	87,781	135,000
NET INCREASE (DECREASE) IN CASH	-	(14,522)

CASH AT BEGINNING OF PERIOD	-	14,591

CASH AT END OF PERIOD	$-	$69

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $0 cash equivalents as of June 30, 2022, and $0 as of December 31, 2021.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – June 30, 2022	$-	$-	$204,843	$204,843

Fair value of convertible notes derivative liability – June 30, 2022

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – December 31, 2021	$-	$-	$295,306	$295,306

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

For the three and six months ended June 30, 2022, our revenue was $0.

COST OF SALES

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of sales will consist primarily of the cost of product, labor and selling costs and and does not include G&A expenses.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,240,699 as of June 30, 2022 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This was issued in August of 2020 and will become effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are in the process of evaluating the impact to the company.

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

As of June 30, 2022, and December 31, 2021 the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of June 30, 2022 and December 31, 2021 the inventory value was $6,197 and $6,197 respectively.

Property and Equipment at June 30, 2022 were comprised of the following at:

	June 30, 2022	December 31, 2021
Capital Equipment	$80,554	$80,554
Vehicles	6,344	6,344
Accumulated Depreciation	(52675)	(46,705)
Net Fixed Assets	$34,223	$40,193

Depreciation expense for the three months ended June 30, 2022 and 2021 was $2,985 and $2,985 respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $5,970 and $5,970 respectively.

NOTE 6 - EQUITY

Common Stock:

During the Period January 1, 2021 to June 30, 2022, the Company issued 1,882,899 shares for convertible note conversions.

On February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of June 30, 2022.

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

		Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020		-	$-	-	$-
Additions	Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	Expired	-	-	-
Excercised	Exercised	-	-	-	-
Outstanding December 31, 2021		2,000,000	$0.30	2,000,000	$0.30
Additions	Granted	-	-	-
Expired	Expired	(2,000,000)	-	(2,000,000)
Excercised	Exercised	-	-	-	-
Outstanding June 30, 2022		-	$-	-	$-

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

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was eliminated from the net operating loss carry forward

During the Period January 1, 2021 to December 31, 2021 there were 53,238,652 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $2,683,226. This amount was eliminated from the net operating loss carry forward

As of June 30, 2022, we had a net operating loss carry-forward of approximately $(9,361,691) and a deferred tax asset of approximately $1,965,955 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,965,955). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2022	December 31, 2021
Deferred Tax Asset	$1,965,955	$1,948,124
Valuation Allowance	(1,965,955)	(1,948,424)
Deferred Tax Asset (net)	$-	$-

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

On November 5, 2021, the company issued a 12-month Convertible Note for the sum of $55,000 to Sixth Street Lending at 6%. Convertible at 65% of the averaged 3 lowest trading prices during the prior 15 day trading period. We recognized a derivative liability in the amount of $117,851 as a result.

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

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 286% and a risk-free discount rate of 2.44%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of June 30, 2022, there were twenty-three convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	June 30, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	204,843	295,306

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The total lease payments for the three and six months ended June 30, 2022 were $6,000 and 12,000 respectively.

As of June 30, 2022 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

As of July 11th the Company entered into an agreement with RB Capital Partners to consolidate all past Notes totaling 1,050,000 into one Note which amount represents the amount owed to the Holder as of July 15, 2022.

As of June 30, 2022, the Company has arranged financing of $200,000. These funds will provide adequate capital funds to operate its business going forward, as the Company works to fill its current housing orders. The Company drew down $50,000 in July.

Recently completed was building site foundation work and manufacturing of a 400 sq. ft. model home. This display home unit has been sold to a Real Estate developer whose plans include an extensive area marketing effort.

This quarter the company has additionally entered into an agreement to build two 1,500 square foot homes in the North Western part of Washington State. The building plan design phase is near completion and a goal of beginning site construction work is set for early of 2023.

Additionally, through working with this same contractor indications are that there may be as many as (50) 400 sq. ft. duplexes for a developer in the state of Utah.

Currently the Company is well into the manufacturing and building process of the first of two 400 sq. ft. homes located in The Dalles Oregon. The first home should be completed and ready for occupancy in the next few weeks.

In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued, and has determined that there were no material subsequent events to disclose in these financial statements, other than referenced above.

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

Results of Operations

There were no material operational changes from the last financials of December 31, 2021. Revenue for the three and six months ended June 30, 2022 and 2021 was $0 and $0 respectively.

Net cash used in operating activities was $87,781 for the six months ended June 30, 2022 compared to net cash used in operating activity of $149,522 for the same period in 2021.

Net cash used in investing activities was $0 in the six months ended June 30, 2022, compared to net cash used in investing activity of $0 for the same period in 2021.

Net cash provided by financing activities was $87,781for the six months ended June 30, 2022, compared to $135,000 for same period in 2021.

We have had minimal operating activity since inception of the company in 2010. Our 2022 short-term obligations are being covered by funding received from convertible notes. with a total value of $88,000 issued in 2022.

As of June 30, 2022, the Company had inadequate cash to operate its business at the current level for the next three months and to achieve its business goals. The success of our business plan during and beyond the next three months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the six month period to June 30, 2022. There are no “off balance sheet” arrangements.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AUSCRETE CORPORATION

Date: August 18, 2022	By:	/s/ A. John Sprovieri
A. John Sprovieri
(Chief Executive and Financial Officer)

