Form 10-Q
period 2022-09-30
AUSCRETE Corp
filed 2022-11-21
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding as of November 11, 2022 of the Issuer’s Common Stock is 58,551,168

AUSCRETE CORPORATION

September 30, 2022

AUSCRETE CORPORATION
BALANCE SHEETS

	Un-Audited
	September 30,	December 31,
ASSETS	2022	2021
CURRENT ASSETS:
Cash	$17,781	$-
Accounts Receivable	11,251	8,000
Prepaid Expenses	1,543	6,202
Inventory	6,197	6,197
TOTAL CURRENT ASSETS	36,772	20,399

Property, Plant and Equipment (net)	31,237	40,193
Deposits	-	-
TOTAL ASSETS	$68,009	$60,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank Overdraft	$-	$5,624
Accounts Payable and Accrued Expenses	156,657	121,170
Accrued Interest Payable	49,221	231,373
Deferred Revenue	11,250	-
Notes Payable (net of discount)	1,305,050	890,139
Derivative Liability	113,948	295,306
Related Party Advances	-	-
TOTAL CURRENT LIABILITIES	1,636,126	1,543,612
TOTAL LIABILITIES	1,636,126	1,543,612

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
58,551,168 and 56,798,678 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively, restated to APIC below for the 40 for 1 reverse stock split.	5,854	5,679
Additional Paid In Capital	11,684,864	11,621,307
Shares to be issued	-	-
Accumulated deficit	(13,258,835)	(13,110,006)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,568,117)	(1,483,020)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$68,009	$60,592

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the three and nine months ended September 30,
Un-Audited

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
REVENUE	$-	$-	$-	$-
Cost of Goods sold	5,845	-	5,845	-
Gross Profit	(5,845)	-	(5,845)	-

EXPENSES
Accounting and Legal	9,659	22,000	35,409	29,900
Salaries and wages	44,102	44,286	99,818	154,467
G&A Expenses	29,887	32,961	64,681	86,417
Depreciation expense	2,985	2,985	8,955	8,955
TOTAL EXPENSES	86,633	102,232	208,863	279,739
Income (loss) from operations	(92,478)	(102,232)	(214,708)	(279,739)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	90,895	(10,104)	222,495	226,760
Gain / (Loss) on debt forgiveness	21,279	24,120	21,279	24,120
Financing cost	-	-	(41,868)	(9,820)
Interest Expense	(37,832)	(22,657)	(136,027)	(84,396)
TOTAL OTHER INCOME (EXPENSES)	74,342	(8,641)	65,879	156,664

INCOME (LOSS) BEFORE TAXES	(18,136)	(110,873)	(148,829)	(123,075)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	$(18,136)	$(110,873)	$(148,829)	$(123,075)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	58,551,168	3,560,026	57,591,382	3,549,700

NET LOSS PER COMMON SHARE - DILUTED	$(0.00)	$1.00	$(0.00)	$1.00

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
as of September 30, 2022
(Un-audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	TOTAL
Balance, December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,733)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29
Net Loss				110,750	110,750
					-
Balance, March 31, 2021	3,560,026	356	8,943,404	(9,935,228)	(991,468)

Net Loss				(122,952)	(122,952)
					-
Balance, June 30, 2021	3,560,026	356	8,943,404	(10,058,180)	(1,114,420)

Net Loss				(110,873)	(110,873)
					-
Balance, September 30, 2021	3,560,026	$356	$8,943,404	$(10,169,053)	$(1,225,293)

Shares issued for services	53,238,652	5,323	2,677,903	-	2,683,226

Net Loss				(2,940,953)	(2,940,953)
					-
Balance, December 31, 2021	56,798,678	$5,679	$11,621,307	$(13,110,006)	$(1,483,020)

Net Loss				(265,612)	(265,612)
					-
Balance, March 31, 2022	56,798,678	$5,679	$11,621,307	$(13,375,618)	$(1,748,632)

Conversion	1,752,490	175	63,557		63,732

Net Loss				134,919	134,919
					-
Balance, June 30, 2022	58,551,168	$5,854	$11,684,864	$(13,240,699)	$(1,549,981)

Conversion

Net Loss				(18,136)	(18,136)
					-
Balance, September 30, 2022	58,551,168	$5,854	$11,684,864	$(13,258,835)	$(1,568,117)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
for the nine months ended September 30,

	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$(148,829)	$(123,075)
Finance Costs	41,868	9,820
Depreciation	5,970	8,955
Gain on Debt Forgiveness	(21,279)	(24,120)
Change in other assets	4,659	(256)
Change in Accounts Receivable	(3,251)	-
Change in Inventory	-	-
Change in Accounts Payable and Accrued Expenses	87,165	81,427
Change in Deferred Revenue	11,250	-
Change in Derivative and Note Discount	(142,148)	(203,470)
Net Cash Used by Operating Activities	(164,595)	(250,719)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(918)
Net cash used by investing activities	-	(918)

FINANCING ACTIVITIES:
Bank Overdraft / (Repayment)	(5,624)	2,115
Proceeds from notes payable	188,000	235,000
Net cash provided by financing activities	182,376	237,115
NET INCREASE (DECREASE) IN CASH	17,781	(14,522)

CASH AT BEGINNING OF PERIOD	-	14,591

CASH AT END OF PERIOD	$17,781	$69

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $17,781 cash equivalents as of September 30, 2022, and $0 as of December 31, 2021.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – September 30, 2022	$-	$-	$113,948	$113,948

Fair value of convertible notes derivative liability – September 30, 2022

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – December 31, 2021	$-	$-	$295,306	$295,306

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

For the three and nine months ended September 30, 2022, the Company received a deposit from a customer resulting in a deferred revenue balance of $11,250.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 76,000 as a result of conversion of notes. The company also has 2,000,000 in outstanding common stock warrants. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,258,835 as of September 30, 2022 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2022, and December 31, 2021 the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of September 30, 2022 and December 31, 2021 the inventory value was $6,197 and $6,197 respectively.

Property and Equipment at September 30, 2022 were comprised of the following at:

	September 30, 2022	December 31, 2021
Capital Equipment	$80,554	$80,554
Vehicles	6,344	6,344
Accumulated Depreciation	(55,661)	(46,705)
Net Fixed Assets	$31,237	$40,193

Depreciation expense for the three months ended September 30, 2022 and 2021 was $2,985 and $2,985 respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $8,955 and $8,955 respectively.

NOTE 6 - EQUITY

Common Stock:

During the Period January 1, 2021 to September 30, 2022, the Company issued 1,882,899 shares for convertible note conversions.

On February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of September 30, 2022.

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

	Warrants - Common Share Equivalents	Weighted Average Exercise price	Warrants exercisable - Common Share Equivalents	Weighted Average Exercise price
Outstanding December 31, 2020	-	$-	-	$-
Additions Granted	2,000,000	0.30	2,000,000.00	0.30
Expired	-	-	-
Exercised	-	-	-	-
Outstanding December 31, 2021	2,000,000	$0.30	2,000,000	$0.30
Additions Granted	-	-	-
Expired	(2,000,000)	-	(2,000,000)
Exercised	-	-	-	-
Outstanding September 30, 2022	-	$-	-	$-

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

During the Period January 1, 2020 to December 31, 2020 there were 1,250,000 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $1,150,000. This amount was eliminated from the net operating loss carry forward

During the Period January 1, 2021 to December 31, 2021 there were 53,238,652 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $2,683,226. This amount was eliminated from the net operating loss carry forward

As of September 30, 2022, we had a net operating loss carry-forward of approximately $(9,379,827 and a deferred tax asset of approximately $.1969,764 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,969,764). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2021, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	September 30, 2022	December 31, 2021
Deferred Tax Asset	$1,969,764	$1,948,124
Valuation Allowance	(1,969,764)	(1,948,424)
Deferred Tax Asset (net)	$-	$-

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

On July 15, 2022, the company issued a 24-month Convertible Note for the sum of $1,050,000 to RB Capital at 8%. Convertible at $0.05. This Note is a result of the consolidation of (21) previous Notes which have a total of 1,050,000, inclusive of accrued interest. These (21) Notes have various dates ranging from February 2, 2018, up to and including October 5, 2021.

On July 11, 2022, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.02. No beneficial conversion was recognized as the conversion price was higher than the stock price.

On September 27, 2022, the company issued a 12-month Convertible Note for the sum of $50,000 to RB Capital at 10%. Convertible at $0.02. No beneficial conversion was recognized as the conversion price was higher than the stock price.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 286% and a risk-free discount rate of 2.44%

The convertible notes have interest rates that range from 8% to 12% per annum and default rates that range from 12% to 24% per annum. The maturity dates range from six months to one year. The conversion rates range from 55% discount to the market to 62% discount to the market. As of September 30, 2022, there were twenty-three convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	September 30, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	113,948	295,306

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The total lease payments for the three and nine months ended September 30, 2022 were $6,000 and 12,000 respectively.

As of September 30, 2022 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

 Subsequent to September 30, 2022 end on November 15, 2022 Auscrete obtained a line of credit from RB Capital of $100,000 at 8% interest.

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2022 through the date these financial statements were issued, and has determined that there were no material subsequent events to disclose in these financial statements, other than referenced above.

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

Results of Operations

There were no material operational changes from the last financials of December 31, 2021. Revenue for the three and nine months ended September 30, 2022, and 2021 was $0 and $0 respectively.

Net cash used in operating activities was $189,595 for the nine months ended September 30, 2022 compared to net cash used in operating activity of $250,719 for the same period in 2021.

Net cash used in investing activities was $0 in the nine months ended September 30, 2022, compared to net cash used in investing activity of $0 for the same period in 2021.

Net cash provided by financing activities was $207,376 for the nine months ended September 30, 2022, compared to $237.115 for same period in 2021.

We have had minimal operating activity since inception of the company in 2010. Our 2022 short-term obligations are being covered by funding received from convertible notes. with a total value of $100,000 issued in 2022.

As of September 30, 2022, the Company had inadequate cash to operate its business at the current level for the next three months and to achieve its business goals. The success of our business plan during and beyond the next three months will be provided by additional loan financing of a minimum of $300,000.

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

Financial Statements in this document represent the full results of the company during the nine month period to September 30, 2022. There are no “off balance sheet” arrangements.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AUSCRETE CORPORATION

Date: November 21, 2022	By:	/s/ A. John Sprovieri
A. John Sprovieri
(Chief Executive and Financial Officer)

