Form 10-K
period 2022-12-31
AUSCRETE Corp
filed 2023-04-17
CIK 1492091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was $469,708 based upon 16,775,271 shares held by non-affiliates and the closing price of $0.028per share. Accordingly, effective as of June 30, 2022, the registrant’s aggregate market value was less than $75 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding of the issuer's common stock as of April 10, 2023 was 75,811,229 shares.

AUSCRETE CORPORATION

DECEMBER 31, 2022

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

ITEM 1. BUSINESS

Our Company Overview

Auscrete Corporation was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior commercial structures and residential housing. This "GREEN" product is the culmination of design and development since the early 1980's and is the result of the amalgamation of various material developments, taking an idea to a product and further developing that product to address an ongoing problem in the world's largest consumer marketplace, the quest for affordable, efficient and enduring housing. Auscrete's structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $110-$120 per square foot. That is very competitive in today's market but is brought about by Auscrete's ability to manufacture large building products in mass production format. Each house is constructed on site and this produces an attractive site-built home, a durable home that will combat all kinds of adverse weather and age conditions. It will not burn, is not affected by termites or rot, its thermal efficiency saves extensively on energy costs, has extreme longevity and has very low maintenance needs.

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

In June of that year the Company moved its Manufacturing Plant operations into an 8,000 sq. ft. facility located in the outer Goldendale area. The Companies month-to-month facility total rental payments for 2022 were $24,000.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The company’s stock is listed on the OTCPINK under the symbol "ASCK". The company has not repurchased stock or declared or paid dividends on its capital stock in 2022.

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

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,371,184 as of December 31, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

GOING CONCERN AND PLAN OF OPERATION

The Company's financial statements have been presented on the basis that it will continue as a going concern. The Company did not generate revenues from construction related operations during the period ending December 31,2022. The Company has an Accumulated deficit of $13,367,354 as of December 31, 2022 and no current revenue stream, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

RELATED PARTY TRANSACTIONS

As of December 31, 2022, and December 31, 2021, the balance owed to John Sprovieri was $0 and $0 respectively.

Results of Operations

Results of Operations comparison of the fiscal year ended December 31, 2021 to the fiscal year ended December 31, 2022.

During the twelve-month period ended December 31, 2022 the Company had commenced its manufacturing operations which brought material operational changes from the last audited financials of December 31, 2021. Revenue for the twelve months ending December 31, 2022, was $0 compared to $0 for the same period in 2021.

The company had a net loss of $(257,348) for the year ended December 31, 2022 compared to a net loss of $(3,064,028) for the year ended December 31, 2021. The main reason is the decrease in share-based expense from $0 in 2022 compared to $2,683,227 in 2021.

The company's operational expenses during 2022 were involved in fund-raising, day to day operations, payroll, facility lease, utilities, compliance fees, equipment and materials purchases.

The company acquired access to investment funds which were to produce results in limited cash acquisitions throughout 2022 and 2021.

The intended set up of facilities and subsequent operations of the company, being the manufacture of construction products for commercial and residential structures, had begun during 4th quarter of 2021 with the first contracted home beginning construction.

For the twelve months ended December 31, 2022 our accounting and legal was $40,740 compared to $5,000 for the same period in 2021. This was mainly due to increase in legal and accounting fees.

For the twelve months ended December 31, 2022 our salaries expense was $157,700 compared to $217,486 for the same period in 2021. The decrease in salaries expense was mainly due to an decrease in executive compensation.

For the twelve months ended December 31, 2022 our share-based expense was $0 compared to $2,683,227 for the same period in 2021. During the Period January 1, 2021 to December 31, 2021 there were 53,238,652 shares issued to key individuals for service compensation to the Company.

For the twelve months ended December 31, 2022 our rent expense was $14,000 compared to $26,123, for the same period in 2021. Contract ongoing as is with no changes to original contract.

For the twelve months ended December 31, 2022 our G&A expense was $122,815 compared to $123,330 for the same period in 2021.

For the twelve months ended December 31, 2022 our depreciation expense was $11,940 compared to $11,940 for the same period in 2021.

For the twelve months ended December 31, 2022 our gain / (loss) on derivatives was $248,563, compared to $114,452 for the same period in 2021. Some notes were complete during the period.

For the twelve months ended December 31, 2022 our gain on debt forgiveness was $48,779 compared to $24,120 for the same period in 2021.

For the twelve months ended December 31, 2022 our financing expense was $0 compared to $(3,234) for the same period in 2021. Current notes are fixed price and discounts can’t be manipulated by noteholders.

For the twelve months ended December 31, 2022 our Interest expense was $(207,495) compared to $(117,152) for the same period in 2021.

For the Twelve months ended December 31, 2022 our net loss was $(257,348) compared to $(3,064,028) for the same period in 2021. As there were no major asset purchases, therefore lower operational costs.

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

Liquidity and Capital Resources

We have had minimal operating activity since inception of the company in 2010. Our 2022 short-term obligations were covered by funding received from convertible notes with a total value of $288,000 issued in 2022.

Net cash used in operating activities was $271,184 in the year ended December 31, 2022 compared to net cash used in operating activity of 359,297 for the year ended December 31, 2021.

Net cash used in investing activities was $0 in the year ended December 31, 2022. Net cash used in activities for the year ended December 31, 2021 was $(918).

Net cash provided by financing activities was $282,376 in the year ended December 31, 2022. Net cash provided by financing activities in the year ended December 31, 2021 was $345,624.

As of December 31, 2022, the Company had inadequate cash to operate its business at the current level for the next six months and to achieve its business goals. The success of our business plan during and beyond the next 6 months will be provided by additional loan financing and revenues of a minimum of $300,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Auscrete Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Auscrete Corporation (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet generated sufficient revenues and has a significant accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Performed confirmation procedures and evaluated relevance and reliability of management data.
•	Assessed the completeness and accuracy of valuation data provided by Company by performing independent calculations based on the model and comparing the Company’s results for reasonableness.
•	Evaluated any unusual transactions related to notes payable and the appropriate accounting treatment in accordance with generally accepted accounting principles.

We have served as the Company’s auditor since 2014. Spokane, Washington
April 17, 2023

AUSCRETE CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$11,192	$-
Accounts Receivable	11,751	8,000
Prepaid Expenses	1,543	6,202
Inventory	22,470	6,197
TOTAL CURRENT ASSETS	46,956	20,399

Property, Plant and Equipment (net)	28,252	40,193
TOTAL ASSETS	$75,208	$60,592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank Overdraft	$-	$5,624
Accounts Payable and Accrued Expenses	168,059	121,170
Accrued Interest Payable	72,064	231,373
Deferred Revenue	11,250	-
Notes Payable (net of discount)	1,376,461	890,139
Derivative Liability	80,774	295,306
TOTAL CURRENT LIABILITIES	1,708,608	1,543,612
TOTAL LIABILITIES	1,708,608	1,543,612

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
62,957,291 and 56,798,678 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively, restated to APIC below for the 40 for 1 reverse stock split.	6,295	5,679
Additional Paid In Capital	11,727,659	11,621,307
Shares to be issued	-	-
Accumulated deficit	(13,367,354)	(13,110,006)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,633,400)	(1,483,020)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$75,208	$60,592

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the years ended December 31,

	2022	2021
REVENUE	$-	$-
Cost of Goods sold	-	15,108
Gross Profit	-	(15,108)

EXPENSES
Accounting and Legal	40,740	5,000
Salaries and wages	157,700	217,486
Share based expense for wages and consulting	-	2,683,227
Rent	14,000	26,123
G&A Expenses	122,815	123,330
Depreciation expense	11,940	11,940
TOTAL EXPENSES	347,195	3,067,106
Income (loss) from operations	(347,195)	(3,082,214)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	248,563	114,452
Gain / (Loss) on debt forgiveness	48,779	24,120
Financing cost	-	(3,234)
Interest Expense	(207,495)	(117,152)
TOTAL OTHER INCOME (EXPENSES)	89,847	18,186

INCOME (LOSS) BEFORE TAXES	(257,348)	(3,064,028)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	$(257,348)	$(3,064,028)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	58,123,770	14,491,751

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
as of December 31, 2022

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance December 31, 2020	3,428,652	$372	$8,897,873	$(10,045,978)	$(1,147,734)

Note conversion	130,409	13	45,502		45,515
Round up shares	965	(29)	29		-
Shares issued for services	53,238,652	5,324	2,677,903		2,683,227
					-
Net Profit (Loss)				(3,064,028)	(3,064,028)
					-
Balance, December 31, 2021	56,798,678	$5,679	$11,621,307	$(13,110,006)	$(1,483,020)

Note conversion	6,158,613	616	106,352		106,968
					-
Net Profit (Loss)				(257,348)	(257,348)
					-
Balance, December 31, 2022	62,957,291	6,295	11,727,659	(13,367,354)	(1,633,400)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
For the years ended December 31,

	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$(257,348)	$(3,064,028)
Finance Costs	-	55,234
Depreciation	11,940	11,940
Gain on Debt Forgiveness	(248,563)	(24,120)
Share based expense\	-	2,683,227
Change in other assets	4,659	(2,180)
Change in Accounts Receivable	(3,751)	-
Change in Inventory	16,273	-
Change in Accounts Payable and Accrued Expenses	(112,420)	118,365
Change in Deferred revenue	11,250	-
Change in Derivative and Note Discount	306,776	(137,735)
Net Cash Used by Operating Activities	(271,184)	(359,297)

INVESTING ACTIVITIES:
Purchase of Equipment	-	(918)
Net cash used by investing activities	-	(918)

FINANCING ACTIVITIES:
Bank Overdraft / (Repayment)	(5,624)	5,624
Proceeds from notes payable	288,000	340,000
Net cash provided by financing activities	282,376	345,624
NET INCREASE (DECREASE) IN CASH	11,192	(14,591)

CASH AT BEGINNING OF PERIOD	-	14,591

CASH AT END OF PERIOD	$11,192	$-

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Auscrete Corporation (“the Company”) was formed as an enterprise to take advantage of technologies developed for the construction of affordable, thermally efficient and structurally superior housing. This “GREEN” product is the culmination of design and development since the early 1980’s. The company’s Registration Statement outlines the result of the amalgamation of various material development stages, taking an idea to a product and further developing that product to address an ongoing problem in the world’s largest marketplace, the quest for affordable, efficient and enduring housing. Auscrete’s structures are monetarily highly competitive. A turnkey house, ready to move in sells for around $110-120 per square foot. That is very low in today’s market but is brought about by Auscrete’s ability to manufacture large panels in mass production format. The house is virtually “fastened” together on site to produce an attractive site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by bugs, termites or rot, it saves extensively on energy costs and has very low maintenance needs.

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

INCOME TAXES

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the year ended December 31, 2022, using a Federal Tax Rate of 21%.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $11,192 cash equivalents as of December 31, 2022, and $(5,624) as of December 31, 2021.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2021	$-	$-	$295,306	$295,306

Fair value of convertible notes derivative liability – December 31, 2021

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2022	$-	$-	$80,774	$80,774

Fair value of convertible notes derivative liability – December 31, 2022

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

For the years ended December 31, 2022, our revenue was $0.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately 22,700,000 as a result of conversion of notes. Included in the year ended December 31, 2022, all calculations reflect the effects of the 40 to 1 reverse stock split done on February 22, 2020. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,367,354 as of December 31, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2022, and December 31, 2021, the balance owed to John Sprovieri was $0 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Notes to Inventory Type and Value:

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of December 31, 2022 and December 31, 2021 the inventory value was $1,543 and $6,197 respectively.

Property and Equipment at December 31, 2022 were comprised of the following at:

	December 31, 2022	December 31, 2021
Capital Equipment	$80,554	$80,554
Vehicles	6,344	6,344
Accumulated Depreciation	(58,645)	(46,705)
Net Fixed Assets	$28,252	$40,193

Depreciation expense for the years ended December 31, 2022 and 2021 was $11,940 and $11,940 respectively.

NOTE 6 - EQUITY

Common Stock:

During the Period January 1, 2021 to December 31, 2021, the Company issued 1,788,703 shares for convertible note conversions.

During the Period January 1, 2022 to December 31, 2022, the Company issued 130,409 shares for convertible note conversions.

On February 22 of 2021 the company performed a 40 for 1 reverse stock split. All share amounts have been adjusted retroactively to reflect the split and adjustments have been made to reflect the par value and adjusted to additional paid in capital.

The following table is a list of the foremost 6 shareholders of the Company as of December 31, 2022.

NAME ADDRESS	Number of Shares

1. John & Mary Sprovieri PO Box 813, Rufus, OR 97050	40,675,923
2. CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	8,243,170
3. Kathleen D Jett PO Box 846, 618 W. First Street, Rufus, OR 97050.	6,025,352
4. Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	3,275,120
5. Michael Young 4405 Highway 30W, #407, The Dalles, OR.	1,100,000
6. William S Beers PO Box 825, Rufus, OR 97058	1,110,200

Warrants

On May 28, 2019 we issued 2,000,000 in cashless warrants in connection with the issuance of the convertible promissory note dated May 29, 2019 with Crown Bridge Partners, LLC in the amount of $27,500. These warrants have subsequently been canceled prior to December 31, 2022.

The warrants had contained a down-round feature that were triggered during 2020, and the result $12,600 of deemed dividend had been recognized as a result.

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

In addition, during the Period January 1, 2021 to December 31, 2021 there were 53,238,652 shares issued to these individuals to recompense post-split roll back numbers issued for service compensation to the Company. As a result the company recognized a share based expense of $2,683,227. This amount was eliminated from the net operating loss carry forward as of December 31, 2022.

Shareholder	Issued	Cost Basis
Michael A. Young	1,072,500	57,915
Otto B. Paulette	1,072,500	57,915
William S. Beers	1,082,445	58,452
Julie Jett-Regnell	1,074,957	58,048
Linda Beers	100,000	5,400
Kimberly A. Grimm	3,193,242	172,435
Kathleen D. Jett	5,874,726	317,235
Joe Hobbs	9,260	500
Rick Plotnikoff	100,000	5,400
John & Mary Sprovieri	39,659,022	2,141,587

As of December 31, 2022, we had a net operating loss carry-forward of approximately $13,367,354 and a deferred tax asset of approximately $1,992,553 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2022 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(1,992,553). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2022, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2022	December 31, 2021
Deferred Tax Asset	$1,992,553	$1,948,124
Valuation Allowance	(1,992,553)	(1,948,424)
Deferred Tax Asset (net)	$-	$-

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

NOTE 8 - NOTES PAYABLE AND DERIVATIVE LIABILITIES

On December 28, 2021, the company issued a 12-month Convertible Note for the sum of $38,000 to Sixth Street Lending at 6%. Convertible at 65% of the averaged 3 lowest trading prices during the prior 15 day trading period. We recognized a derivative liability in the amount of $117,851 as a result.

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

On July 15, 2022, the company issued a 12-month Convertible Note for the sum of $1,050,000 to RB Capital at 8%. Convertible at $0.05. This Note is a result of consolidation of [21] previous Notes ranging from 2/2/2018 up to and including 10/5/2021.   No beneficial conversion was recognized as the conversion price was higher than the stock price.

On September 27, 2022, the company received a 12-month line of credit for the sum of $50,000 from RB Capital at 10%.

On November 1, 2022, the company received a 12-month line of credit of $100,000 from RB Capital at 8%.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 157% and a risk-free discount rate of3.22%

The convertible notes have interest rates that range from 6% to 10% per annum and default rates that range from 12% to 22% per annum. The maturity dates range from six months to one year. The conversion rates range from 60% discount to the market to 65% discount to the market. As of December 31, 2022, there were twenty-three convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	December 31, 2022	December 31, 2021
Derivative Liabilities on Convertible Loans:
Outstanding Balance	80,774	295,306

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on an 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000.

As of December 31, 2022 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company sold a 480sf home for $37,500. Despite the unfavorable wintery conditions in Oregon at the time, the home was constructed by mid-March. Minor interior finish work is currently in process and the homes tenets should be taking occupancy by April 17th.

In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2022 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2022.

(c) Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no other disclosures at this time.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below.

Our bylaws require at least three directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.19

John Sprovieri – CEO/Director, Age 74

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

Michael Young – VP / CFO Age 69

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

ITEM 11. - EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

John Sprovieri CEO	2022	43,680	-	-	-	-	43,680
	2021	40,170	-	-	-	-	40,170
Michael Young VP CFO	2022	43,680	-	-	-	-	43,680
	2021	39,000	-	-	-	-	39,000

Our CEO, John Sprovieri currently draws a flat yearly salary of $43,680 ($840 p/week) and our CFO, Mike Young draws a flat yearly salary of $43,680 ($840 p/week).

DIRECTOR’S COMPENSATION.

Name and Principal Position	Fiscal Year	Director Fees $	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Sprovieri CEO Director	2022	-	0	-	-	0
	2021	-	39,659,022	-	-	39,659,022
Michael Young CFO Director	2022	-	0	-	-	0
	2021	-	1,072,500	-	-	1,072,500

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2022. We did not have any equity compensation plans as of December 31, 2022.

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

ITEM 14. - PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Fruci & Associates II, PLLC for the audit of Auscrete Corporation annual financial statements and review of financial statements included in Auscrete Corporation's 10-Q reports and services normally provided by the Accountant in connection with statutory and regulatory filings or engagements were $28,000 for fiscal year ended 2022 and $19,850 for professional services for fiscal year 2021.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal Accountant that are reasonably related to the performance of the audit or review of Auscrete Corporation financial statements that are not reported above were $7,000 for fiscal year ended 2022 and $7,000 for fiscal year ended 2021.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal Accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2022 and $0 for 2021.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal Accountant, other than the services reported above were $0 for fiscal years ended 2022 and 2021.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. - EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSCRETE CORPORATION

Date: April 17, 2023	By:	/s/ A John Sprovieri
A. John Sprovieri
(President/Chief Executive Officer)

