Form 10-Q
period 2023-03-31
AUSCRETE Corp
filed 2023-05-22
CIK 1492091

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act. ☐ Yes      ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes      ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. The number of shares outstanding as of May 22, 2023 of the Issuer’s Common Stock is 83,343,901

AUSCRETE CORPORATION

March 31, 2023

AUSCRETE CORPORATION
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2023 Unaudited	2022 Audited
CURRENT ASSETS:
Cash	$-	$11,192
Accounts Receivable	8,000	11,751
Prepaid Expenses	4,895	1,543
Inventory	6,198	22,470
TOTAL CURRENT ASSETS	19,093	46,956

Property, Plant and Equipment (net)	25,266	28,252
	-	-
TOTAL ASSETS	$44,359	$75,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Bank Overdraft	$1,552	$-
Accounts Payable and Accrued Expenses	179,709	168,059
Accrued Interest Payable	86,288	72,064
Deferred Revenue	-	11,250
Notes Payable (net of discount)	1,362,795	1,376,461
Derivative Liability	146,314	80,774

TOTAL CURRENT LIABILITIES	1,776,658	1,708,608
TOTAL LIABILITIES	1,776,658	1,708,608

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, 0.0001 par value, authorized 2,000,000,000 shares
75,811,229 and 62,957,291 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively, restated to APIC below for the 40 for 1 reverse stock split.	7,579	6,295
Additional Paid In Capital	11,775,862	11,727,659

Accumulated deficit	(13,515,740)	(13,367,354)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,732,299)	(1,633,400)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$44,359	$75,208

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENTS OF OPERATIONS
For the three months ended March 31
Unaudited
	2023	2022
REVENUE	$33,750	$-
Cost of Goods sold	22,977	-
Gross Profit	10,773	-

EXPENSES
Accounting and Legal	14,714	8,000
Salaries and wages	36,711	45,790

G&A Expenses	41,329	22,899
Depreciation expense	2,985	2,985
TOTAL EXPENSES	95,739	79,674
Income (loss) from operations	(84,966)	(79,674)

OTHER INCOME (EXPENSES)
Gain / (Loss) on derivative	(35,346)	(95,426)
Financing cost	-	(41,868)
Interest Expense	(28,074)	(48,644)
TOTAL OTHER INCOME (EXPENSES)	(63,420)	(185,938)

INCOME (LOSS) BEFORE TAXES	(148,386)	(265,612)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	$(148,386)	$(265,612)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	67,739,887	56,798,678

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For Quarter ended 3/31/2022 and 3/31/2023
Unaudited

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	TOTAL
Balance, December 31, 2021	56,798,678	$5,679	$11,621,307	$(13,110,006)	$(1,483,020)

Note conversion	6,158,613	616	106,352		106,968
					-
Net Profit (Loss)				(257,348)	(257,348)
					-
Balance, December 31, 2022	62,957,291	6,295	11,727,659	(13,367,354)	(1,633,400)

Note conversion	12,853,938	1,284	48,203		49,487
					-
Net Profit (Loss)				(148,386)	(148,386)
					-
Balance, March 31, 2023	75,811,229	7,579	11,775,862	(13,515,740)	(1,732,299)

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION
STATEMENT OF CASH FLOWS
For the three months ended March 31,
Unaudited

	2023	2022
OPERATING ACTIVITIES
Net Income (Loss)	$(148,386)	$(265,612)
Finance Costs	-	41,868
Depreciation	2,985	2,985
Gain on Debt Forgiveness	35,346	-

Change in other assets	(3,352)	1,481
Change in Accounts Receivable	3,751	-
Change in Inventory	(16,272)	-
Change in Accounts Payable and Accrued Expenses	25,874	30,636
Change in Deferred revenue	(11,250)	-
Change in Derivative and Note Discount	56,810	118,677
Net Cash Used by Operating Activities	(54,494)	(69,965)

INVESTING ACTIVITIES:
Purchase of Equipment	-	-
Net cash used by investing activities	-	-

FINANCING ACTIVITIES:
Bank Overdraft / (Repayment)	1,552	(5,624)
Proceeds from notes payable	41,750	88,000
Net cash provided by financing activities	43,302	82,376
NET INCREASE (DECREASE) IN CASH	(11,192)	12,411

CASH AT BEGINNING OF PERIOD	11,192	-

CASH AT END OF PERIOD	$-	$12,411

Supplemental Cashflow Information
Interest Paid	$-	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

AUSCRETE CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The financial statements are presented in condensed format and should be read in conjunction with the audited financial statement on the form 10-K for the year ended December 31, 2022.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less. There were $0 cash equivalents as of March 31, 2023, and $11,192 as of December 31, 2022.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – March 31, 2023	$-	$-	$146,314	$146,314

Fair value of convertible notes derivative liability – March 31, 2023

	Level 1	Level 2	Level 3	Total
Fair value of convertible notes derivative liability – December 31, 2022	$-	$-	$80,774	$80,714

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

 The Company has manufactured and delivered a structure during the period January 1, 2023 through March 31, 2023. Revenue recognized upon completion and delivery and all performance obligations were met.

For the three months ended March 31, 2023, our revenue was $33,750 and $0 for March 31, 2022

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. It is estimated that the Company will issue approximately ~143,000,000 as of March 31, 2023 a result of conversion of notes. Fully diluted weighted average common shares and equivalents were withheld from the calculation as they were considered anti-dilutive.

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

Not Applicable

NOTE 2 - GOING CONCERN AND PLAN OF OPERATION

The Company’s financial statements have been presented on the basis that it will continue as a going concern. The Company has not generated revenues from construction related operations to date. The Company has an Accumulated deficit of $13,515,740 as of March 31, 2023 which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company will use additional funds through equity and debt financing, collaborative or other arrangements with corporate partners, licenses or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has subsequent current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will be required to provide any portion of the Company’s future financing requirements.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Though the company has established banking credit cards to assist with the normal everyday purchases and payments of corporate needs such as utilities etc., The CEO and other involved parties occasionally use their own personal cards or funds for this purpose and, to represent this, the company has a continuous Related Party Advances section in its financial statements. This is adjusted typically at the end of each reporting period.

During the Quarter ending March 31, 2023 CEO John Sprovieri provided the Company $5,000 in funds he received as a personal loan to help cover operations shortages.

As of March 31, 2023, and December 31, 2022 the balance owed to John Sprovieri was $5,000 and $0 respectively.

NOTE 5 - PROPERTY, INVENTORY AND EQUIPMENT

Inventory consists of Finished Product and Raw Materials that are valued at the lower of cost or market.

Raw Materials:

Raw materials consist of rebar, insulation, surfactant, powdered cement, threaded inserts and sundry items. The cost is based on the cost of purchase from a non-related supplier. As of March 31, 2023 and December 31, 2022 the inventory value was $6,198 and $22,470 respectively.

Property and Equipment at March 31, 2023 were comprised of the following at:

	March 31, 2023	December 31, 2022
Capital Equipment	$80,554	$80,554
Vehicles	6,344	6,344
Accumulated Depreciation	(61,632)	(58,646)
Net Fixed Assets	$25,266	$28,252

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,985 and $2,985 respectively.

NOTE 6 - EQUITY

Common Stock:

During the Period January 1, 2022 to December 31, 2022, the Company issued 130,409 shares for convertible note conversions.

The following is a list of the foremost 6 shareholders of the Company as of March 31, 2023

NAME	ADDRESS	Number of Shares

1.	John & Mary Sprovieri PO Box 813, Rufus, OR 97050	40,675,923
2.	CEDE & Company 570 Washington Blvd. 5th. Floor, Jersey City, NJ 07310	21,907,128
3.	Kathleen D Jett PO Box 846, 618 W. First Street, Rufus, OR 97050.	6,025,352
4.	Kimberly Grimm 15011 SE Mt Royale Ct. Milwaukie, OR 97267.	3,275,120
5.	Michael Young 4405 Highway 30W, #407, The Dalles, OR.	1,100,000
6.	William S Beers PO Box 825, Rufus, OR 97058	1,110,200

NOTE 7 - INCOME TAXES

We currently have no current tax liability, as we have had limited revenue and incurred losses since inception.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2019. The Company will compute its income tax expense for the year ended December 31, 2023 using a Federal Tax Rate of 21%.

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

As of March 31, 2023, we had a net operating loss carry-forward of approximately $(13,510,717) and a deferred tax asset of approximately $2,828,691 using the statutory rate of 21%. The deferred tax asset may be recognized in future periods, not to exceed 20 years for 2020 and prior and post 2018 are indefinite.

However, due to the uncertainty of future events, we have booked valuation allowance of $(2,828,691. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2023 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2023	December 31, 2022
Deferred Tax Asset	$2,828,691	$1,993,357
Valuation Allowance	(2,828,691)	(1,993,357)
Deferred Tax Asset (net)	$-	$-

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

On February 17, 2023, the company issued a 12-month Convertible Note for the sum of $41,750 to Sixth Street Lending at 6%. Convertible at 65% of the averaged 3 lowest trading prices during the prior 15 day trading period.

As a result of the convertible notes we recognized the embedded derivative liability on the date that the note was convertible. We also revalued the remaining derivative liability on the outstanding note balance on the date of the balance sheet. The inputs used were a weighted volatility of 174% and a risk-free discount rate of 4.74%

The convertible notes have interest rates that range from 6% to 10% per annum and default rates that range from 10% to 22% per annum. The maturity dates range from six months to one year. The conversion rates range from 60% discount to the market to 65% discount to the market. As of March 31, 2023, there were seven convertible notes outstanding,

The remaining derivative liabilities valued using the level 3 inputs in the fair value hierarchy were:

	March 31, 2023	December 31, 2022
Derivative Liabilities on Convertible Loans:
Outstanding Balance	146,314	80,774

NOTE 9 - COMMITMENTS

The company maintains a month-to-month lease agreement on a 8,000 sq. ft. facility located in outer Goldendale and monthly lease cost is $2,000. The total lease payments for the three months ended March 31, 2023 were $4,000.

As of March 31, 2023 the company has not remitted all of the backup withholdings, which could result in material trust-fund penalties from the internal revenue service.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2023 through May 22nd, 2023. The Company had issued and out 75,811,229 shares as at 12/31/22 and subsequent note conversions by 1800 diagonal increased issued and out to 83,343,901 as of  May 22nd, 2023.

1800 Diagonal Lending on 4/25/2023 converted 3,769,231 shares at a cost basis of $4,900 and on 5/2/2023 converted 3,763,441 shares at a cost basis of $3,500.

The Company has determined that there were no additional material subsequent events to disclose in these financial statements, other than referenced above.

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

Results of Operations

Recently completed was building site foundation work and manufacturing of all construction panels and purchase of all doors, windows and interior fixtures for a contracted 92 sq. ft. duplex.. This construction project introduced through an extensive area marketing effort has also brought inquiries from many interested buyers attracted to building similar homes in the area.

Additionally, this quarter the company has prepared details to build a 1,500 square foot and 1,800 square foot home in Olympia, Washington State. The building plan design phase is near completion and a goal of beginning site construction work is set for late Summer of 2023.

There were no material operational changes from the last financials of December 31, 2022. Revenue for the three months ended March 31, 2023 and 2022 was $33,750 and $0 respectively.

Net cash used in operating activities was $54,494 for the three months ended March 31, 2023 compared to net cash used in operating activity of $69,965 for the same period in 2022.

Net cash used in investing activities was $0 in the three months ended March 31, 2023, compared to net cash used in investing activity of $0 for the same period in 2022.

Net cash provided by financing activities was $43,302 for the three months ended March 31, 2023, compared to $82,376 for same period in 2022.

We have had minimal operating activity since inception of the company in 2010. Our 2023 short-term obligations are being covered by funding received from convertible notes.

As of March 31, 2023, the Company had inadequate cash to operate its business at the current level for the next three months and to achieve its business goals. The success of our business plan during and beyond the next three months will be provided by additional loan financing of a minimum of $300,000.

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

Auscrete’s structures are monetarily very competitive. A turnkey house, ready to move in sells for around $110 to $120 per square foot. That is very competitive in today’s market but is brought about by Auscrete’s ability to manufacture large panels in mass production format. The house is very quickly constructed on site to produce an attractive and functional site-built home, a home that will stay where it is put through all kinds of adverse weather and age conditions. It will not burn, is not affected by insect infestation or rot, it saves extensively on energy costs and has very low maintenance needs.

Financing

Auscrete Corporation, a Wyoming public company was incorporated on December 31, 2009 and initially became effective with the SEC for an IPO on August 16, 2012. The IPO was never exercised and expired.

Subsequently the company had an S-1 become Effective on December 30, 2014. This was not an Offering and not used for fundraising.

The company is quoted on the OTC Pink Bulletin Board under the symbol “ASCK” and is DWAC registered.

Financial Statements in this document represent the full results of the company during the three month period to March 31, 2023. There are no “off balance sheet” arrangements.

Marketing

Principal marketing efforts are aimed at leveraging specific contacts and relationships that have developed over the last 12 years since the inception of the founders’ pilot plant. The company has interviewed and chosen an experienced sales person who will have the luxury of dealing with existing contacts as well as the multitude of inquiries received every week.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AUSCRETE CORPORATION

Date: May 22, 2023	By:	/s/ A. John Sprovieri
A. John Sprovieri
(Chief Executive and Financial Officer)

